Form 10-Q
period 2012-06-30
Medifirst Solutions, Inc.
filed 2012-08-14
CIK 1522704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:

MEDIFIRST SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	27-3888260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4400 North Federal Highway, Suite 54

Boca Raton, FL 33431
(Address of principal executive offices)

732-786-8044
 (Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(check one)  Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 30, 2012, there were 6,521,750 shares of Common Stock, $0.0001 par value, outstanding and -0- shares of Preferred Stock, $0.0001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4.	Controls and Procedures.	16

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

PART I.   FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Balance Sheets
June 30, 2012 and December 31, 2011

ASSETS

	June 30, 2012	December 31, 2011

	(Unaudited)
Current Assets:
Cash	$26,820	$33,409
Total current assets	26,820	33,409

Property, Plant and Equipment, net	5,528	5,606

Other Assets
Security deposit	265	265

	$32,613	$39,280

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$5,212	$7,824
Loan payable - stockholder	47,400	14,773
Loan payable - other	800	800
Total current liabilities	53,412	23,397

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
6,521,750 and 6,521,750 shares issued and outstanding, respectively	652	652
Additional paid in capital	56,476	56,476
Deficit accumulated during development stage	(77,927)	(41,245)
	(20,799)	15,883

	$32,613	$39,280

See accompanying notes to unaudited condensed financial statements

Medifirst Solutions, Inc.
(A Development Stage Company)
Statements of Operations
For the Six Months Ended June 30, 2012 and 2011 and for the Period
From November 8, 2010 (Inception) to June 30, 2012

	From November 8, 2010 (Inception) to	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2012	2012	2011	2012	2011

Consulting fee revenue	$33,300	$-	$10,000	$-	$15,500
Product sales, net	10,959	-	10,000	-	10,000
	44,259	-	20,000	-	25,500
Cost of goods sold	1,893	-	1,700	-	1,700
Gross profit	42,366	-	18,300	-	23,800

Expenses:
Officer's compensation	7,500	-	-	-	7,500
Advertising and promotion	14,275	250	1,621	1,921	2,371
Computer and internet	7,761	1,187	271	2,329	271
Professional fees	32,008	7,974	935	15,093	7,435
Rent	4,100	892	874	1,475	1,169
Repairs and maintenance	6,737	124	-	187	38
Travel	20,276	2,906	4,229	5,167	9,084
Other	26,895	4,078	2,389	9,828	6,124
	119,552	17,411	10,319	36,000	33,992

Net loss before other income and expenses	(77,186)	(17,411)	7,981	(36,000)	(10,192)

Other income and (expenses)
Interest expense	(741)	(432)	-	(682)	-
	(741)	(432)	-	(682)	-

Net loss	$(77,927)	$(17,843)	$7,981	$(36,682)	$(10,192)

Loss per common share - Basic and
fully diluted	$(0.01)	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of shares
outstanding - Basic and fully diluted	5,346,962	5,902,262	6,237,536	4,084,592	3,014,653

See accompanying notes to unaudited condensed financial statements

Medifirst Solutions, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from November 8, 2010 (Inception) to June 30, 2012

					Additional	Accumulated Deficit During	Total
	Common Stock		Preferred Class A		Paid in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Issuance of common shares for services $0.0001 per share	752,000	$75	-	$-	$-	$-	$75

Issuance of common shares for cash at $0.08 per share	81,250	8	-	-	6,492	-	6,500

Issuance of common shares for cash at $0.08 per share	37,500	4	-	-	2,996	-	3,000

Issuance of common shares for cash at $0.08 per share	125,000	12	-	-	9,988	-	10,000

Issuance of common shares for cash $0.00133 per share	187,500	19	-	-	231	-	250

Issuance of common shares for cash at $0.02 per share	12,500	1	-	-	249	-	250

Issuance of common shares for services at $0.08 per share	125,000	12	-	-	9,988	-	10,000

Issuance of common shares for cash at $0.01 per share	25,000	3	-	-	247	-	250

Issuance of common shares for cash at $0.002 per share	315,000	32	-	-	598	-	630
Net loss	-	-			-	(4,457)	(4,457)
Balance - December 31, 2010	1,660,750	166	-	-	30,789	(4,457)	26,498

Issuance of common shares for cash at $0.0034 per share	250,000	25	-	-	825	-	850

Issuance of common shares for cash at $0.01 per share	25,000	2	-	-	248	-	250

Issuance of common shares for cash at $0.016 per share	12,500	1	-	-	199	-	200

Issuance of common shares for cash at $0.0019 per share	75,000	8	-	-	135	-	143

Issuance of common shares for cash at $0.0014 per share	250,000	25	-	-	325	-	350

Issuance of common shares for services $0.002 per share	3,750,000	375	-	-	7,125	-	7,500

Issuance of common shares for cash at $0.0167 per share	300,000	30	-	-	4,970	-	5,000

Issuance of common shares for services $0.08 per share	20,000	2	-	-	1,598	-	1,600

Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500

Issuance of common shares for cash at $0.08 per share	53,500	5	-	-	4,275	-	4,280

Issuance of common shares for cash at $0.08 per share	12,500	1	-	-	999	-	1,000
Subtotals	6,415,500	641	-	-	51,987	(4,457)	48,171

Subtotals	6,415,500	$641	-	$-	51,987	$(4,457)	$48,171
Issuance of common shares for cash at $0.04 per share	100,000	10	-	-	3,990	-	4,000

Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500

Net loss	-	-	-	-	-	(36,788)	(36,788)
Balance - December 31, 2011	6,521,750	652	-	-	56,476	(41,245)	15,883

Net loss	-	-	-	-	-	(36,682)	(36,682)
Balance - June 30, 2012	6,521,750	$652	-	$-	$56,476	$(77,927)	$(20,799)

See accompanying notes to unaudited condensed financial statements

Medifirst Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 and for the Period
From November 8, 2010 (Inception) to June 30, 2012

	From November 8, 2010 (Inception) to	For the Six Months Ended June 30,
	June 30, 2012	2012	2011

Cash flows from operating activities:
Net loss	$(77,927)	$(36,682)	$(10,192)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	9,175	-	7,500
Depreciation expense	230	78	53
Inventory	-	-	(193)
Security deposit	(265)	-	(265)
Accounts payable and accrued expenses	5,212	(2,612)	1,013
Net cash used by operating activities	(63,575)	(39,216)	(2,084)

Cash flows from investing activities:
Purchase of equipment	(5,758)	-	(3,869)
Net cash used by investing activities	(5,758)	-	(3,869)

Cash flows from financing activities:
Proceeds from issuance of common stock	47,953	-	6,793
Stockholder's loan	47,400	32,627	11,976
Loan payable - other	800	-	800
Net cash provided by financing activities	96,153	32,627	19,569

Net increase in cash	26,820	(6,589)	13,616
Cash at beginning of period	-	33,409	30,631
Cash at end of period	$26,820	$26,820	$44,247

Supplemental cash flow information:
Cash paid during the period for:
Interest	$491	$432	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medifirst Solutions, Inc. ("MSI" or the "Company") was incorporated in Nevada in November 2010.  The Company is in the development stage and has a diverse product line including both consumer products and digital media.  The Company intends to launch "Florida Health Community" as an on-line healthcare directory and social media site geared towards both professionals and consumers.  MSI also intends to produce a tabloid size newsletter with healthcare industry related news and events.  MSI holds the trademark to, and will sell on-line, the Miracle-cigTM, an electronic cigarette that is tobacco free and that emits a fine water mist in place of smoke.  Additionally, MSI will offer print and digital marketing and advertising services to its client base of medical professionals as well as solicit new business in other business sectors.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue will be recognized at the time the product is delivered or services are performed.  Provision for sales returns will be estimated based on the Company's historical return experience.  Revenue will be presented net of returns.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting".  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation.  ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model.  ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity.  The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements.  This pronouncement is effective for reporting periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income.  The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company adopted this standard effective January 1, 2012 and it did not affect our results of operations, financial condition or liquidity.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment, consisting of computer equipment, is stated at cost less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, of five years.

The Company reviews long-lived assets, such as equipment, for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds the estimated future cash flows, an impairment loss will be recorded by the amount the carrying value exceeds the fair value of the asset.

Note 2.  EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at March 31, 2012 and 2011:

	2012	2011
Computer equipment	$5,758	$2,320

Less: accumulated depreciation	(230)	(53)

	$(230)	$(53)

Depreciation for the three months ended June 30, 2012 and 2011 was $78 and $53, respectively.

Note 3.  LOANS PAYABLE - STOCKHOLDERS

During the period ended June 30, 2012 a stockholder of the Company advanced the Company $2,627 to pay for certain expenses.  The loan has a balance of $17,400 at June 30, 2012, bears no interest and is payable on demand.

During the period ended June 30, 2012 a stockholder of the Company loaned the Company $5,000.  The loan has an interest of 20%.  Principal and accrued interest are due and payable on July 2, 2012.

During the period ended June 30, 2012 a stockholder of the Company loaned the Company $25,000.  The loan has an interest of 6%.  Principal and accrued interest are due and payable on November 11, 2012.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 4.  6% CONVERTIBLE NOTES

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012.  Interest on the notes accrued at the rate of 6% per annum for the term of the notes and was payable upon maturity.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock.  The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 661,523 shares at June 30, 2012.

Note 5.  STOCKHOLDERS' EQUITY

In November 2010, the Company issued 752,000 shares of common stock at par value for services provided to the Company.

In November 2010, the Company issued 81,250 shares of common stock at $0.08 per share.

In November 2010, the Company issued 37,500 shares of common stock at $0.08 per share.

In December 2010, the Company issued 125,000 shares of common stock at $0.08 per share.

In December 2010, the Company issued 187,500 shares of common stock at $0.00133 per share.

In December 2010, the Company issued 12,500 shares of common stock at $0.02 per share.

In December 2010, the Company issued 125,000 shares of common stock at $.08 per share for services provided to the Company.

In December 2010, the Company issued 25,000 shares of common stock at $0.01 per share.

In December 2010, the Company issued 315,000 shares of common stock at $0.002 per share.

In January 2011, the Company issued 250,000 shares of common shares at $0.0034 per share.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 5.  STOCKHOLDERS' EQUITY (continued)

In January 2011, the Company issued 25,000 shares of common shares at $0.01 per share.

In January 2011, the Company issued 12,500 shares of common shares at $0.016 per share.

In March 2011 the Company issued 75,000 shares of common stock at $0.0019 per share.

In March 2011 the Company issued 250,000 shares of common stock at $0.0014 per share.

In March 2011, the Company issued 3,750,000 shares of common stock to an officer of the Company for services provided to the Company at $0.002 per share.

In April 2011, the Company issued 300,000 shares of common stock at $0.0167 per share..

In October 2011, the Company issued 20,000 shares of common stock at $0.08 per share for services provided to the company.

In October 2011, the Company issued 6,250 shares of common stock at $0.08 per share.

In November 2011, the Company issued 53,500 shares of common stock at $0.08 per share.

In November 2011, the Company issued 12,500 shares of common stock at $0.08 per share.

In December 2011, the Company issued 100,000 shares of common stock at $0.04 per share.

In December 2011, the Company issued 6,250 shares of common stock at $0.08 per share.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 6.  COMMITMENTS AND CONTINGENCIES

The Company leases its office pursuant to an agreement entered into in May 2012.  The lease currently expires in April 2013 and calls for minimum monthly lease payments of $300.

Rent expense for the three months ended June 30, 2012 and 2011 totaled $1,475 and $1,169, respectively.

Note 7.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	25%
Effect of operating losses	(25)%
0%

As of June 30, 2012, the Company has a net operating loss carryforward of approximately $62,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2012.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 7.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to June 30, 2012, the Company incurred a net loss of approximately $78,000.  In addition, the Company has no significant assets or revenue generating operations.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 7.  BASIS OF REPORTING (continued)

The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern.  To meet its cash needs, management expects to raise capital through a private placement offering.  In the event that this funding does not materialize, certain stockholders have agreed, orally, to loan, on a non-interest bearing demand basis, sufficient funds to maintain the Company's operations for the next 12 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following must be read in conjunction with the financial statements included in this Report.

Plan of Operation

We are a development stage company, incorporated on November 8, 2010 and have recently begun selling our product and services and generating revenue from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve (12) months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated any minimum revenues.  Accordingly, we must raise cash from outside or from sources operations. Our only other source for cash at this time is investments by others in our Company.

Our sole officer and director is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment.

Since incorporation, the Company has financed its operations through the private placement  of  our common stock to selected investors. As of June 30, 2012, we had $26,820 cash on hand.  From inception to June 30, 2012 we had total expenses of $119,552 which were related to start-up costs.

Our intended plan of operations is to generate revenue from our three diverse divisions. Not having all our eggs in one basket, we feel, will help provide more diverse opportunities to generate revenue. The FHC advertising agency division is driven by services offered, consulting and work-for-hire..  For example, a client can be billed for providing industry oversight, expertise and information and the same client can request a video for their business which we outsource and mark up for profit.  We performed print related consulting services for a Florida based client, ICP, Inc., and billed them $33,300 and had product sales of approximately $11,000.  The client has asked us to quote upcoming work but we currently are not under contract for further service.  Our target for sales is $100,000 annual to start with 20% yearly growth.

The Florida Health Community website is designed to be a medical directory with a social media component for users. Doctors and medical professionals can list their business for free. For a one time $2,000 up-charge or premium rate  and a $49 monthly fee, a medical professional will get premium placement, a video of their practice that will be placed on their listing and a listing in the newsletter.  The website will be operational in July 2012. Our sales target is 7 to 10 premium sales per month for year one. With hosting and website maintenance costs under $500 per month and our quarterly newsletter budgeted at $2,000 for editorial and design for each newsletter, which is outsourced, our expectations are to spend additional revenue on marketing and promotion.

The Miracle-cig is a trademarked name for our brand of disposable electronic cigarette. It is sold online at www.miraclecig.com. We currently have a merchant account that accepts VISA and MASTERCARD for sales of the product. The cost of the development and website is paid for and the ongoing expenses are hosting under $50 per month and product inventory. Our units sale for $9.95 and our unit cost is about $2.50 per unit. We do not have manufacturing contracts in place as all the manufacturer requires is payment in advance. Our basic unit is not exclusive to us. Dozens of  manufacturers in China offer these products and there is little difficulty to purchase them.  Orders are filled within 24 hours and payment is made upon order. So we do have funds for fulfillment and inventory. We plan to increase sales using SEO and affiliate partners online and have a target  date to have our affiliate programs up and running by May 2012 and achieve search engine placement in the Fall of 2012. Our target sales is 300 to 500 units per month online with the affiliate program and increase to 500 to 1000 units per month when we fully integrate to Google search engine.

 If we do not generate sufficient cash flow to support its operations over the next  twelve (12) months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

We currently do not own any significant plant or equipment that it would seek to sell in the near future.

Our management anticipates hiring employees or independent contractors over the next twelve (12) months as needed. Currently, the Company believes the services provided by its officer and director appears sufficient at this time.

We have not paid for expenses on behalf of our sole director.  Additionally, we believe that this policy will not materially change within the next twelve months.

The Company has no plans to seek a business combination with another entity in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About  Market Risk.

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Item 6.  Exhibits.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer and Principal Executive Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Financial Officer and Principal Financial Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

August 14, 2012	By:	/s/ Bruce Schoengood
Bruce Schoengood
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bruce Schoengood
Bruce Schoengood
Chief Financial Officer
(Principal Financial Officer)