Form 10-Q/A
period 2012-06-30
Medifirst Solutions, Inc.
filed 2012-09-05
CIK 1522704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-178825

MEDIFIRST SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	23-3888260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4400 North Federal Highway, Suite 54
Boca Raton, FL33431
(Address of principal executive offices)

732-786-8644
(Issuer’s telephone number)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 30, 2012, there were 6,521,750 shares of Common Stock, $0.0001 par value, issued and outstanding.

Explanatory Note

We are amending our Quarterly Report for the quarterly period ended June 30, 2012 to add Exhibit 101 consisting of our interactive data files pursuant to Rule 403 of Regulation S-T.

Item  6.  Exhibits

Ex. 101 Interactive data files pursuant to Rule 405 of Regulation S-T consisting of the following:

(i)	Balance Sheets as of June 30, 2012 and December 31, 2011

(ii)	Statements of Operations for the six months ended June 30, 2012 and 2011 and for the period from November 8, 201 (inception) to June 30, 2012.

(iii)	Statement of Shareholder Equity for the period from November 8, 201 (inception) to June 30, 2012.

(iv)	Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the period from November 8, 201 (inception) to June 30, 2012.

(v)	Notes to the Condensed Consolidated Financial Statements*

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Septermber 5, 2012

By:	/s/ Bruce Schoengood
Bruce Schoengood
President and Chief Executive Officer
Principal Executive Officer

By:	/s/ Bruce Schoengood
Bruce Schoengood
Principal Financial Officer