Form 10-Q
period 2012-09-30
Medifirst Solutions, Inc.
filed 2012-11-09
CIK 1522704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-178825

MEDIFIRST SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	23-3888260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4400 North Federal Highway, Suite 54 Boca Raton FL 33431
(Address of principal executive offices)

561-558-6872
 (Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report): N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(check one) Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of  November 8,  2012, there were 6,521,750 shares of Common Stock, $0.001 par value, outstanding.

PART I.
FINANCIAL INFORMATIO

Item 1.	Financial Statements.	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
	Note Regarding Forward Looking Statements
	Overview
	Critical Accounting Policies
	Results of Operations
	Liquidity and Capital Resources
	Off-Balance Sheet Arrangements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls and Procedures.	17

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults Upon Senior Securities.	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information.	17

Item 6.	Exhibits.	18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Balance Sheet
Condensed Balance Sheets
September 30, 2012 and December 31, 2011

ASSETS
	September 30, 2012	December 31, 2011
	(Unaudited)

Current Assets:
Cash	$2,370	$33,409
Total current assets	2,370	33,409

Property, Plant and Equipment, net	5,487	5,606

Other Assets
Security deposit	265	265

	$8,122	$39,280

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$5,518	$7,824
Loan payable - stockholder	15,370	14,773
6% convertible notes	30,800	800
Total current liabilities	51,688	23,397

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares
issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
6,521,750 shares issued and outstanding	652	652
Additional paid in capital	56,476	56,476
Deficit accumulated during development stage	(100,694)	(41,245)
	(43,566)	15,883

	$8,122	$39,280

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2012 and for the Period
From November 8, 2010  (Inception) to September 30, 2012

	From November 8, 2010 (Inception) to September 30,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2012	2011	2012	2011

Consulting fee revenue	$33,300	$-	$17,800	$-	$33,300
Product sales, net	10,959	-	-	-	10,976
	44,259	-	17,800	-	44,276
Cost of goods sold	1,893	-	-	-	1,893
Gross income	42,366	-	17,800	-	42,383

Expenses:
Officer's compensation	7,500	-	-	-	7,500
Advertising and promotion	18,872	140	6,762	2,061	9,133
Computer and internet	8,764	1,003	736	3,332	1,007
Fees	12,249	12,000	-	12,249	-
Professional fees	37,358	5,350	2,500	20,443	9,935
Rent	5,000	900	582	2,375	1,751
Repairs and maintenance	6,737	-	1,533	187	1,571
Travel	21,338	1,062	3,446	6,229	12,530
Other	24,457	2,268	3,950	11,847	10,074
	142,275	22,723	19,509	58,723	53,501

Net loss before other income and expenses	(99,909)	(22,723)	(1,709)	(58,723)	(11,118)

Other income and (expenses)
Interest expense	(785)	(44)	(20)	(726)	(20)
Provision for income taxes	-	-	-	-	-
	(785)	(44)	(20)	(726)	(20)

Net loss	$(100,694)	$(22,767)	$(1,729)	$(59,449)	$(11,138)

Loss per common share - Basic and
fully diluted	$(0.02)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	5,509,786	6,521,750	5,902,262	5,309,829	4,084,592

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from November 8, 2010 (Inception) to September 30, 2012

	Common Stock		Preferred Class A		Additional Paid in	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Issuance of common shares for services
$0.0001 per share	752,000	$75	-	$-	$-	$-	$75
Issuance of common shares for cash at
at $0.08 per share	81,250	8	-	-	6,492	-	6,500
Issuance of common shares for cash at
at $0.08 per share	37,500	4	-	-	2,996	-	3,000
Issuance of common shares for cash at
at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at
$0.00133 per share	187,500	19	-	-	231	-	250
Issuance of common shares for cash at
at $0.02 per share	12,500	1	-	-	249	-	250
Issuance of common shares for services
at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at
$0.01 per share	25,000	3	-	-	247	-	250
Issuance of common shares for cash at
$0.002 per share	315,000	32	-	-	598	-	630
Net loss	-	-			-	(4,457)	(4,457)
Balance - December 31, 2010	1,660,750	166	-	-	30,789	(4,457)	26,498

Issuance of common shares for cash at
$0.0034 per share	250,000	25	-	-	825	-	850
Issuance of common shares for cash at
$0.01 per share	25,000	2	-	-	248	-	250
Issuance of common shares for cash at
$0.016 per share	12,500	1	-	-	199	-	200
Issuance of common shares for cash at
$0.0019 per share	75,000	8	-	-	135	-	143
Issuance of common shares for cash at
$0.0014 per share	250,000	25	-	-	325	-	350
Issuance of common shares for services
$0.002 per share	3,750,000	375	-	-	7,125	-	7,500
Issuance of common shares for cash at
$0.0167 per share	300,000	30	-	-	4,970	-	5,000
Issuance of common shares for services
$0.08 per share	20,000	2	-	-	1,598	-	1,600
Issuance of common shares for cash at
$0.08 per share	6,250	1	-	-	499	-	500
Issuance of common shares for cash at
$0.08 per share	53,500	5	-	-	4,275	-	4,280
Issuance of common shares for cash at
$0.08 per share	12,500	1	-	-	999	-	1,000
Issuance of common shares for cash at
$0.04 per share	100,000	10	-	-	3,990	-	4,000
Issuance of common shares for cash at
$0.08 per share	6,250	1	-	-	499	-	500
Net loss	-	-	-	-	-	(36,788)	(36,788)
Balance - December 31, 2011	6,521,750	652	-	-	56,476	(41,245)	15,883

Net loss						(59,449)	(59,449)
Balance - September 30, 2012	6,521,750	652	-	-	56,476	(100,694)	(43,566)

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and for the Period
From November 8, 2010  (Inception) to September 30, 2012

	From November 8, 2010 (Inception) to September 30,	For the Nine Months Ended September 30,
	2012	2012	2011

Cash flows from operating activities:
Net loss	$(100,694)	$(59,449)	$(11,137)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	9,175	-	7,500
Depreciation expense	271	119	95
Security deposit	(265)	-	(265)
Accounts payable and accrued expenses	5,518	(2,306)	6,087
Net cash used by operating activities	(85,995)	(61,636)	2,280

Cash flows from investing activities:
Purchase of equipment	(5,758)	-	(5,758)
Net cash used by investing activities	(5,758)	-	(5,758)

Cash flows from financing activities:
Proceeds from issuance of common stock	47,953	-	6,793
Shareholder's loan	15,370	597	13,798
Loan payable - other	30,800	30,000	800
Net cash provided by financing activities	94,123	30,597	21,391

Net increase in cash	2,370	(31,039)	17,913
Cash at beginning of period	-	33,409	30,631
Cash at end of period	$2,370	$2,370	$48,544

Supplemental cash flow information:
Cash paid during the period for:
Interest	$785	$726	$20
Income taxes	$-	$-	$-

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

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

Basis of Presentation

The accompanying unaudited financial statements of MSI have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2011.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or services are performed.  Provision for sales returns are estimated based on the Company's historical return experience.  Revenue is presented net of returns.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance.  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements (continued)

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

Property, Plant and Equipment, net

Property, plant and equipment are stated at cost.  Maintenance, repairs and minor renewals are expensed as incurred.  Property, plant or equipment that is retired or sold, and the related gain or loss, if any, is taken into income currently.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for computing depreciation are:

Computer equipment	5 years

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

Note 2.  PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at September 30, 2012:

Computer equipment	$5,758
Less: accumulated depreciation	(271)

$5,487

Depreciation expense was $119 and $95 for the nine months ended September 30, 2012 and  2011, respectively.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 3.  LOANS PAYABLE - STOCKHOLDERS

During the period ended September 30, 2012 a stockholder of the Company advanced the Company $597 to pay for certain expenses.  The loan has a balance of $15,370 at September 30, 2012, bears no interest and is payable on demand.

During the period ended September 30, 2012 a stockholder of the Company loaned the Company $5,000.  The loan has an interest of 20%.  Principal and accrued interest were due and payable on July 2, 2012.

During the period ended September 30, 2012 a stockholder of the Company loaned the Company $25,000.  The loan has an interest of 6%.  Principal and accrued interest are due and payable on November 11, 2012.

Note 4.  6% CONVERTIBLE NOTES

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012.  Interest on the notes accrued at the rate of 6% per annum for the term of the notes and was payable upon maturity.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock.  The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 661,523 shares at September 30, 2012.

Note 5.  STOCKHOLDERS' EQUITY

In November 2010, the Company issued 752.000 shares of common stock at par value for services provided to the Company.

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 5.  STOCKHOLDERS' EQUITY (continued)

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 5.  STOCKHOLDERS' EQUITY (continued)

In December 2011, the Company issued 100,000 shares of common stock at $0.04 per share.

In December 2011, the Company issued 6,250 shares of common stock at $0.08 per share.

Note 6.  COMMITMENTS AND CONTINGENCIES

The Company leases its office pursuant to an agreement entered into in May 2011.  The lease currently expires in April 2013 and calls for minimum monthly lease payments of $300.

Rent expense for the nine months ended September 30, 2012 and 2011 totaled $2,375 and $1,751, respectively.

Note 7.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	25%
Effect of operating losses	(25	) %
	0%

As of September 30, 2012, the Company has a net operating loss carryforward of approximately $89,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2012.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 8.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 8.  BASIS OF REPORTING (continued)

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to September 30, 2012, the Company incurred a net loss of approximately $101,000.  In addition, the Company has no significant assets or revenue generating operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section must be read in conjunction with the Audited Financial Statements included in this Prospectus.

Plan of Operation

We are a development stage company, incorporated on November 8, 2010 and have recently begun selling our product and services and generating revenue from our business operations.  See “Description of Business”  contained herein.

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

Since incorporation, the Company has financed its operations through the private placement  of  our common stock to selected investors. As of September 30, 2012 , we had $2,370 cash on hand.  From inception to September 30, 2012 we had total expenses of $143,060 which were related to start-up costs.

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

The Florida Health Community website is designed to be a medical directory with a social media component for users. Doctors and medical professionals can list their business for free. For a one time $2,000 up-charge or premium rate  and a $49 monthly fee, a medical professional will get premium placement, a video of their practice that will be placed on their listing and a listing in the newsletter.  The website will be operational in April 2012. Our sales target is 7 to 10 premium sales per month for year one. With hosting and website maintenance costs under $500 per month and our quarterly newsletter budgeted at $2000 for editorial and design for each newsletter, which is outsourced, our expectations are to spend additional revenue on marketing and promotion.

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

Our management may incur production and development costs within the next twelve months (12) to provide additional products and features to the product family.

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
OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

31.1	Certification of the Chief Executive Officer and Principal Executive Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer and Principal Financial Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

November 8, 2012

By: /s/ Bruce Schoengood
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Bruce Schoengood
(Principal Financial Officer)