Form 10-K
period 2012-12-31
Medifirst Solutions, Inc.
filed 2013-04-01
CIK 1522704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-178825

Medifirst Solutions, Inc.
(Name of small business issuer in its charter)

NEVADA	23-3888260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4400 North Federal Highway, Suite 54 Boca Raton FL 33431
(Address of Principal Executive Offices)

Issuer’s telephone number: (561) 558-6872

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if registrant is a well-known seasoned issuer, ad defined under Rule 405 of the Securities Act   Yes  ☐  No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . Yes  ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: -0-.  The Registrant’s common stock was not eligible for public trading during the second fiscal quarter ended June 30, 2012.

As of March 30 2013, there were [7,331,750] shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

In this report, unless the context indicates otherwise, the terms "Medifirst," "MSI, ""Company," "we," "us," and "our" refer to Medifirst Solutions, Inc., a Nevada corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act."  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and beliefs, which management believes are reasonable.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	new competitors are likely to emerge and new technologies may further increase competition;

●	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

●	our ability to obtain future financing or funds when needed;

●	our ability to successfully obtain and maintain our diverse customer base;

●	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

●	our ability to attract and retain a qualified employee base;

●	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

●	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

●	our ability to maintain and execute a successful business strategy.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC." You should consider carefully the statements under "Item 1A. Risk Factors" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I

ITEM 1.  BUSINESS

Corporate History

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010.   We are in the development stage and have a diverse product line including both consumer products and digital media.  Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, developing our models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing our offices and identifying future sources of capital.  At the present time, our initial products are Miracle-cigTM, an electronic cigarette that is tobacco free and that emits a fine water mist in place of smoke, and the Florida Health Community, an on-line healthcare directory and social media site geared towards both professionals and consumers.  Building off of the services we intend to offer through the Florida Health Community, we also plan to offer print and digital marketing and advertising services to the medical professional members of our Florida Health Community and to those outside that membership community who wish to use our creative services. All of our operations are currently conducted through the Company and we do not have any subsidiaries.

We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings. To date, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations and we currently have no intention to engage in a merger or acquisition with an unidentified company. We may pursue strategic acquisitions that complement our current business model which may allow us to expand our activities and capabilities and advance our production if the appropriate opportunity arises. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act, since we have a specific business plan or purpose as described in this annual report.

Business

Miracle-cigTM Electronic Cigarette

Miracle-cig is a disposable electronic cigarette which we sell online at www.miraclecig.com and we intend to sell through retail outlets and convenience stores throughout the United States.  However, we are not currently offering Miracle-cig through retail outlets, and cannot offer any assurances that we will be successful in placing the Miracle-cig in retail outlets or convenience stores. A trademark application for “Miracle-cig” has been filed with the United States Patent and Trademark Office.

Electronic cigarettes, or e-cigarettes, look, feel and smoke just like a real cigarette, without many of the harmful substances found in real cigarettes. It is a battery operated cigarette alternative and produces no fire and is safe to use just about anywhere. There is no smoke, no ash and no second-hand smoke. The e-cigarette produces a clean, virtually odorless water vapor with a nicotine or non-nicotine delivery system. It consists of a cigarette-sized tube with a colored LED light on the end, containing a battery and an atomizer cartridge that holds the liquid. When the user draws in, a pressure-activated switch turns on a mini-heating element and produces a vapor that looks like smoke.

We believe that the e-cigarette is a cost effective alternative to real cigarettes.  With one e-cigarette equaling almost an entire pack of cigarettes, the cost savings to a smoker can be substantial. The Miracle-cig will be sold at a suggested retail price of $9.95 per unit. We purchase the Miracle-cig directly from the manufacturer in China. Orders are placed by purchase order and payment is made in advance.  We place orders with our manufacturer only when we receive orders and payment from customers, thereby ensuring we have funds available for each order we place.  We fulfill orders within 24 hours and have minimal inventory.  We currently do not have any manufacturing or distribution agreement with our current manufacturer or with any other manufacturer.

We currently have a merchant account that accepts VISA and MASTERCARD for sales of the product through our website. The cost of the website and its development has already been paid for and the ongoing expenses for hosting the website are $50 per month.

We plan to increase our product line and launch another line of electronic cigarettes to be marketed to a different consumer market. The Miracle-cig currently has a generic marketing approach that is not geared to a particular consumer demographic. We intend to add a line of electronic cigarettes that is packaged and marketed to consumers 21 to 25 years old. The packaging will have a more urban and sleek look and we hope to launch this second line in 2013. We anticipate launching this line through the internet website sales and we will need a launch budget of approximately $15,000 for trademark, inventory, website and online promotion.

The Market

An article in the Wall Street Journal in August 2010 estimated annual revenue related to the e-cigarette industry to be around $100 million, and rising.  The Center for Disease Control has reported that in 2010, almost 45.3 million American adults smoked cigarettes and almost 70% said they wanted to stop smoking.

In 2012, the American Association of Public Health Physicians (“AAPHP”) came out in support of electronic cigarettes, saying “A cigarette smoker can reduce his or her risk of future tobacco-related death by 98% or better by switching to a low risk smokeless tobacco product. He or she could cut that risk by 99.9% or better by switching to a nicotine-only delivery product like one of the pharmaceutical products or e-cigarettes. Experience suggests that e-cigarettes may be more acceptable to smokers than the currently available pharmaceutical alternatives. A smoker can secure almost all the health benefits of quitting if he or she transitions to an e-cigarette.” The AAPHP also believes that the effects of second-hand smoke will be significantly decreased using electronic cigarettes.

Though it is hard to determine the exact number of e-cigarette users in the U.S., the National Vapers Club (NVC) estimated that about a million people used e-cigarettes in 2011, and the number is expected to grow.  NVC is a consumer-based organization run and sponsored by e-cigarette users. NVC encourages responsible self-regulation by e-cigarette retailers until the federal government develops regulatory standards for this consumer product.

The Miracle-cig is an affordable alternative for tobacco and smokers that will appeal to people who want to quit smoking regular cigarettes and those looking for a smoke substitute to be used in places tobacco and smoke are not allowed. The e-cigarette is not sold as a quit smoking product. Although many smokers find it very helpful to quitting, that is a determination they have to make and decide. We believe the e-cigarette will appeal to both males and females who are of legal smoking age.

Market Strategy

Our strategic marketing plan is based on utilizing (1) internet sales, marketed through search engine optimization (SEO), affiliate marketing, and Google keywords, and (2) direct sales to retail stores.  However, we cannot guarantee that any of our marketing efforts will be successful or offer any assurances that we will be successful in placing the Miracle-cig in retail outlets or convenience stores.

Internet Sales

The Miracle-cig has been launched as an internet product.  The marketing strategy we intend to employ will consist of the following:

Search Engine Optimization. Search engine optimization (SEO) is the process of improving the visibility of a website or a web page in search engines via the "natural" or un-paid ("organic" or "algorithmic") search results. In general, the earlier, or higher ranked on the search results page, and the more frequently a site appears in the search results list, the more visitors it will receive from the search engine's users. SEO may target different kinds of search, including image search, local search, video search, academic search, news search and industry-specific vertical search engines.

Affiliate Marketing.  Affiliate marketing—using one website to drive traffic to another—is a form of online marketing. While search engines, e-mail, and website syndication capture much of the attention of online retailers, affiliate marketing continues to play a significant role in e-retailers' marketing strategies. An affiliate typically will get a commission on the sales that are made from the customers referred to a company.

Google Keywords and Other Paid SEO. Google Keywords is a paid promotional tool offered by Google that allows  a company listing and link to be top-listed and highlighted on Google searches. The company decides on words, known as keywords, that are used to search on Google and they pay Google a fee when a person clicks on the link after performing a search using that word. In the case of Miracle–cig, we intend buy keywords for the term “electronic cigarettes” and “e-cigs”. We may also utilize other per click or pay per impression advertising with flash or other graphic banners containing the product, targeted at smoking and quit smoking sites and forums.

Direct Sales.

Historically, electronic cigarettes have been sold through traditional tobacco stores, but convenience stores and other retailers have also begun to sell electronic cigarettes.  In March 2012, Convenience Store Decisions, a convenience store industry publication, favorably reported that electronic cigarettes provide convenience stores with an excellent alternative to cigarettes with lower taxes and much higher margins.  There are currently no tobacco taxes on the e-cigarettes because there is no tobacco in the product, which can make it a very affordable alternative to cigarettes in high tax areas, leading to even more sales.  We intend to sell our products through retail outlets and convenience stores throughout the United States, though we have yet to launch any such sales and there can be no assurances that we will be successful in placing the Miracle-cig in retail outlets and convenience stores.

Regulation

The United States Food and Drug Administration (“FDA”) has announced that it will regulate smokeless electronic cigarettes as tobacco products under The Family Smoking Prevention and Tobacco Control Act of 2009 (Tobacco Control Act).  While the FDA has previously tried to regulate electronic cigarettes under stricter rules for drug-delivery devices, it has determined to no longer pursue such position at this time.

In a 2011 statement, the FDA said that they plan to take the following steps to ensure that appropriate regulatory mechanisms govern all “tobacco products” and all other products made or derived from tobacco, including electronic cigarettes:

●           The FDA intends to propose a regulation that would extend its “tobacco product” authorities in the Federal Food, Drug, and Cosmetic Act (FD&C Act) to other categories of tobacco products, including possibly e-cigarettes.   The additional tobacco product categories would be subject to general controls such as registration, product listing, ingredient listing, good manufacturing practice requirements, user fees for certain products, and the adulteration and misbranding provisions, as well as to the pre-market review requirements for “new tobacco products” and “modified risk tobacco products.”

●           The FDA is considering whether to issue guidance and/or a regulation on “therapeutic” claims.  Products marketed as “therapeutic” may be subject to more stringent FDA regulations.   Traditional stop-smoking products, such as nicotine replacement therapies, are subject to FDA regulation.

●           The FDA has already issued draft guidance, which it intends to finalize, prohibiting the marketing of “tobacco products” in combination with other FDA-regulated products (including a drug, biologic, food, cosmetic, medical device, or a dietary supplement).

●           “Tobacco products” marketed as of February 15, 2007, which have not been modified since then are considered “grandfathered” and are not subject to pre-market review as “new tobacco products.”  A “tobacco product” that is not “grandfathered” is considered a “new” tobacco product, and it is adulterated and misbranded under the FD&C Act, and therefore, subject to enforcement action, unless it has received pre-market authorization or been found substantially equivalent.   The FDA has already developed draft guidance explaining how manufacturers can request a determination from the FDA that a “tobacco product” is “grandfathered.”  We have not obtained pre-market approval of Miracle-cig or requested a determination from the FDA that it is “grandfathered” in.

Tobacco products more generally are also subject to various state and federal taxes and licensing regulations.  While electronic cigarettes are not currently subject to such burdens, the FDA, the Bureau of Alcohol, Tobacco Firearms and Explosives, or other relevant state or federal agencies may pursue such regulations on the principle that electronic cigarettes are “tobacco products.”  For example, Hawaii proposed a bill to tax e-cigarettes at 70% of the wholesale price, though such legislation ultimately did not get passed.

If the regulations applicable to electronic cigarettes become more strenuous or e-cigarettes become subject to federal or state taxes similar to those imposed on traditional tobacco products, our ability to generate revenue from Miracle-cig may be significantly affected.

Competition
The internet marketplace for electronic cigarettes is very competitive with many brands being offered. Green Smoke, NJOY, Eco and Blu are examples of the major competitive brands which use the internet and search engines such as Google placement and Google Keywords for web search page placement.  Some of our existing and potential competitors may have competitive advantages over us such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable clients and manufacturers.

 All electronic cigarettes work in the same way. Consequently, competition is based on price and brand development and recognition.   We have filed a trademark application for “Miracle-cig” with the United States Patent and Trademark Office as part of our effort to develop strong brand recognition. The suggested retail price for the Miracle-cig will be $9.95, which we believe is the average price for a disposable electronic cigarette.

We may also compete with traditional tobacco products, such as cigarettes or chewing tobacco, and quit smoking products (though Miracle-Cig is not a quit smoking product).

Florida Health Community.Com

Florida Health Community (“FHC”) is a website currently live. We plan to offer several digital and print products about healthcare and fitness news and information. FHC will bring home healthcare, medical professionals and services right to the fingertips of Florida residents. The FHC website (www.floridahealthcommunity.com) is both an informational and social media network designed for both medical professionals and the people who seek their services. The FHC newsletter will be a full color and printed tabloid that will have news, updates and physician profiles. The costs of developing the website have already been incurred and paid for. We still have not secured the funds for the newsletter prodcution.

Florida Health Community Website

Medical Directory.

FHC will offer a comprehensive Medical Directory that will allow members to search specific Florida counties for doctors and medical specialists of all kinds. A member will be able to find listings for a family doctor, internist, pediatrician, orthopedic, dentists and many other medical professionals. Each physician listing will have a full description of the physician’s practice, including credentials, professional history and insurance details. All information in a particular listing will be provided directly from the doctor who will have access to login to both update their information and correspond with members.

The website will work as follows:  A prospective member will register, free of charge, as a patient/member or a medical professional. A non-medical member will set up a login and password and have the opportunity to create a profile page, load a photograph and add information about themselves. After registration, a member can utilize all the functions of the website. Members can blog, chat, join a forum, send private messages to other members, search the Online Medical and Professional Directory or  type in the city and  the type of physician  or  medical specialist  needed and obtain  the listings that meets those specifications.

Medical professionals can join and add their practice to the Medical Directory. Doctors will have simple fields to complete to enter details about their practice such as Primary Location, Board Certification, Specialty and Expertise, Hospital Affiliations, Education and Insurance Accepted. Once a professional enters the requested information, an email will be sent to the doctor with the proposed listing for review and approval.  Doctors and medical professionals can list their businesses for free, but we will also offer premium placement packages, consisting of premium placement on the website, a video of their practice that will be placed on their listing page and a listing in the newsletter, for a one time $2,000 up-charge or premium rate and a $49 monthly fee. As the business develops, we may determine to change our placement offerings and related charges.

All FHC members will be advised in a prominent disclaimer posted on the website to contact the medical professional they are seeking directly to verify that the information posted by that medical professional is pertinent to the member’s medical needs. Although, members will be free to discuss any subject or topic with other members, we will advise members to check with their healthcare professional before acting on any medical advice from any other person, whether a medical professional or not.

FHC Newsletter.

We anticipate that in connection with the website, we will publish an oversized, full color newsletter, though this component is still in the development stage. The newsletter will feature current healthcare and medical news and updates, as well as related events in the community. It will contain informative articles on a wide range of health care matters. It will also contain a medical directory and profile several physicians and healthcare professionals.  We expect that it will be initially published online four (4) times a year. It will be available in electronic format free of charge, and available online to all FHC members to read and download. We expect that initially doctors who purchase our premium placement package will receive a free listing in the newsletter. We believe the newsletter will be an important means of promoting the FHC website.

Florida Health Community Advertising Agency

FHC will also provide website, publishing, marketing, print and video production services for hire to the doctors who have become members of FHC, as well as potential non-FHC members who wish to use our creative services.  Many of the FHC clients are in need of a business website and other various promotional materials such as brochures, company logo, video promotions and editorial services.  To offer these creative services, we intend to utilize the skills and expertise of the freelance writers and independent contractors we use for the development of our FHC and Miracle-cig websites.  FHC will act as a consultant and will pitch, negotiate and track the work and services.

At the present time, our anticipated team of freelancer writers and independent contractors include:

●	Internet Development Co. in Boca Raton for floridahealthcommunity.com
●	Adsketch Design in Delray Beach for miraclecig.com
●	Sergio Calderon in Boca Raton for video production
●	JAB films in New Jersey for editing and video production
●	Jeff Gherman Design in New York for print design

At the present time, however, we do not have any written agreements with any freelance writers or other independent contractors and no assurances can be given that we will in fact be able to enter into any such agreements.

Revenue

We expect to generate revenue through FHC from doctors and various medical services that will pay for premium placement. We will offer several different advertising packages (silver, gold and platinum) which will include ad placement in the website and newsletter. The website will also accept banner advertising and the newsletter will include other advertisements as well.  Additional revenue is expected to come from our creative services offered as part of the FHC advertising agency.

The Market

Florida has over 35,000 licensed physicians, 10,000 dentists and thousands of alternative healthcare professionals. To get new patients and increase business, doctors and healthcare owners need to increase their visibility through advertising and promotion. Through the FHC website, not only will the healthcare professionals have a listing, but they also can get referrals through the social media component of the site. The medical profession is increasingly relying on the internet to get more patients as more people are using the internet to research and find healthcare professionals. Although all doctors get new patients from word-of-mouth referrals, and some get free magazine write-ups, many doctors and medical professionals advertise to generate new patients, especially doctors specializing in plastic surgery and cosmetic procedures, radiology, family practice and OBGYN, and dentists,  orthodontists, and medical clinics. There is no evidence that medical professionals who advertise offer less quality services than others who do not.

Market Strategy

The marketing strategy we intend to employ will consist of the following:

Search Engine Optimization. Search engine optimization (SEO) is the process of improving the visibility of a website or a web page in search engines via the "natural" or un-paid ("organic" or "algorithmic") search results. In general, the earlier, or higher ranked on the search results page, and the more frequently a site appears in the search results list, the more visitors it will receive from the search engine's users. SEO may target different kinds of search, including image search, local search, video search, academic search, news search and industry-specific vertical search engines.  We intend to create social media pages related to FHC that would link back to the website, driving traffic and brand awareness.  We also may post on others blogs, internet articles, health related forums, and other related websites.

Affiliate Marketing.  Affiliate marketing—using one website to drive traffic to another—is a form of online marketing. While search engines, e-mail, and website syndication capture much of the attention of online retailers, affiliate marketing continues to play a significant role in e-retailers' marketing strategies. An affiliate typically will get a commission on the sales that are made from the customers referred to a company.  We intend to find owners of “health related” websites, blogs, or forums and partner with them to advertise FHC on their site.  However, we do not plan on having the Florida Health Community website and newsletter link to or promote the marketing and sale of Miracle-cig.

Google Keywords and Other Paid SEO. Google Keywords is a paid promotional tool offered by Google that allows a company listing and link to be top-listed and highlighted on Google searches. The company decides on words, known as keywords, that are used to search on Google and they pay Google a fee when a person clicks on the link after performing a search using that word. We may also utilize other per click or pay per impression advertising with flash or other graphic banners containing the product, targeting health related sites and forums.

Satellite Blogs and Social Media.  We may support a variety of blogs (each in English and Spanish) by users of the FHC site, explaining the functionality of the FHC site or discussing heavily researched medical conditions, to drive organic traffic.  We may also create Facebook and other social networking groups with users discussing information relevant to the overall message of the campaign.

Physician referral. We intend to encourage Florida- based doctors, medical professionals and fitness experts to promote our website to other medical professionals and the general public.

Media.  We intend to launch a public relations campaign to all the Florida print and electronic media outlets to encourage magazine, newspaper, radio, TV and blog coverage.

Competition

There are many online websites and have a medical directory integrated in their site. They are all competing for people to point and click on their site. Many like, webmd.com or zocdoc.com, ask you to pick a state to begin the search. Others which are national, are part of either government programs, such as Medicare, or private insurance companies, such as Blue Cross Blue Shield (provider.bcbs.com). There are online phonebooks such as superpages.com and state websites such as Florida doctors.com that will compete directly with FHC as a directory.   Some of our existing and potential competitors may have competitive advantages over us such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable clients and manufacturers. We believe that what will set FHC apart is our integration of social media to give the users a much more comprehensive online experience.

With respect to the FCH newsletter, we expect to compete with Pinellas Health Care News, which offers a 12 page oversized newsletter which is distributed via mail. Considering Florida’s size and demographics, we believe there is sufficient population and interest for the FHC newsletter content to find its own niche and to sustain sales and revenue, in spite of such competition.

Our Employees

At the present time, we do not have any employees other than Bruce Schoengood as our Chief Executive Officer.

ITEM 1A.  RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See "Forward-Looking Statements," above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occurs, our business could be substantially harmed.

RISKS RELATING TO OUR BUSINESS

We are a development stage company and we have no operating history upon which you can base an investment decision.

 We were organized on November 8, 2010, and we have no operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our December 31, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We have begun selling our products and services which has generated some revenue. If we are unable to develop sufficient additional customers for our products and services, we will not generate enough revenue to sustain our business, and the Company may fail.

We expect to incur net losses in future quarters and we cannot assure you that we will ever achieve profitability.

We have operated at a loss since our inception.  We may not achieve sufficient revenues or profitability in any future period.  If we do not achieve profitability, our business may not grow or we may not be able to continue to operate. We are likely to continue to incur losses unless and until we are able to generate significantly more revenues from our operations.  If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

If we are unable to continue, establish and maintain relationships with our targeted audience, we may not be able to continue our operations.

There is intense competition for relationships with our targeted demographics, both for Miracle-cig and for FHC, and we may not be able to attract and retain retailers’ or customers’ interest in light of competitors with larger budgets and pre-existing relationships. If we cannot successfully secure these relationships, our business may fail and any investment made into the Company would be lost in its entirety.

Our success is dependent on our officer and director to properly manage the Company and the loss or unavailability of his services could cause the business to fail.

Currently, we have one officer and director, Bruce Schoengood, who has assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. We are heavily dependent on the personal efforts and abilities of Mr. Schoengood.  He has, and expects to continue, to commit full time to the development of our business plan in the next twelve months. The loss or unavailability of his services would have a materially adverse effect on our business prospects and potential earning capacity. We do not currently carry any insurance to compensate for any such loss.

Changing and unpredictable market conditions may impact the demand for our products and services.

There can be no guarantee that there will be a demand for our products or services. There are several other companies that are currently marketing similar products and services and if these companies are successful in developing products or services such as ours, our products and services may become obsolete and undesirable, which will adversely affect our operations.

We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources.  As we expand our activities, and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced personnel, could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Failure to balance our separate operations could strain our management, operational and other resources, which could materially and adversely affect our business and growth potential.

We are currently pursuing the development of diverse product lines.  The growth and development of these multiple divisions may strain our limited financial, technical, operational and management resources.  We may not be able to manage the growth of all of these lines of business effectively and efficiently or compete effectively in our intended markets.  Any failure to efficiently manage our expansion may materially and adversely affect our business and future growth.

We may also determine to allocate resources to focus more on one division over the others.  While we would make such determination with the purpose of maximizing the value and growth potential of the Company, we cannot assure you which of our current operations, if any, would receive the greater benefit of our resources, or if we choose to focus on one of our current pursuits that we will necessarily choose the one that will prove most successful.

There may be deficiencies with our internal controls that require improvements, and we will be exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

As a result of becoming a reporting issuer under the federal securities laws and the rules and regulations of the SEC thereunder, we will be required to establish and maintain a system of internal controls and procedures. Because Bruce Schoengood is presently and for the foreseeable future, our sole executive officer and director, our internal controls and procedures may not be effective to assure timely and adequate disclosures.

Risks Related to Miracle-Cig

We have no agreement with the manufacturer of Miracle-cig and will rely on others for production of our products; any interruptions of these arrangements would disrupt our ability to fill customers’ orders and have a material impact on our ability to operate.

We purchase the product we sell as Miracle-cig directly from the manufacturer in China. We do not have a production or distribution agreement with this manufacturer or any other manufacturer. To order our supplies, we are only required to send the manufacturer a purchase order with an advance payment. Any increase in labor, equipment, or other production costs by our supplier could be passed on to us through the cost of our supplies and adversely affect our cost of sales.  Our manufacturer may also decide to stop manufacturing the product or stop selling the product to us, which would leave us without a supply source for Miracle-cig.  If we are unable to meet our sales commitments, it will adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm our business. In addition, in the absence of a manufacturing agreement, it is possible that our manufacturer could make and sell a product identical or virtually identical to ours for our competitors.

Any significant increase in the cost, or disruption in supply, of the materials and components used to manufacture our products would have a material adverse effect on our cost of sales.

Miracle-cigs creation depends on a readily available supply of parts and materials as well as created written material, website programming and graphic design.  Should these components become unavailable or, if their price rises to levels making it impossible to manufacture or sell our product at reasonable costs, our business could suffer and become unsustainable.

The use of electronic cigarettes may pose health risks as great as, or greater than, regular tobacco products.

According to the U.S. Food & Drug Administration (“FDA”), electronic cigarettes may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Additionally, electronic cigarettes may be attractive to young people and may lead them to try other tobacco products, including conventional cigarettes which are known to cause disease. Because clinical studies about the safety and efficacy of electronic cigarettes have not been submitted to the FDA, consumers currently have no way of knowing whether electronic cigarettes are safe before their intended use; what types or concentrations of potentially harmful chemicals are found in these products; or how much nicotine is being inhaled. If it is determined that electronic cigarettes pose serious health risks, our sales may suffer and we may become subject to liability.

Furthermore, in February 2012, it was reported in Florida that an electronic cigarette exploded in a smoker’s mouth causing serious injury. Although there does not appear to be similar incidences elsewhere nor are there specific details concerning the Florida incident, there is a risk that an electronic cigarette can cause bodily injury and the publicity from such instances of injury could dramatically slow the growth of the market for electronic cigarettes.

Electronic cigarettes may become subject to regulation by the FDA or other government agencies.

The FDA has announced that it will regulate smokeless electronic cigarettes as tobacco products under the Tobacco Control Act. This regulation may include registration, product listing, ingredient listing, good manufacturing practice requirements, user fees for certain products, and adulteration and misbranding provisions, or in some cases, pre-market review.  We have not obtained pre-market approval of Miracle-Cig or requested any other clearance from the FDA with respect to Miracle-cig.   Increases in regulation of electronic cigarettes may have a material adverse impact on our ability to sell Miracle-cigs and our business could suffer.

Unauthorized use of our trademark by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

The success of Miracle-cig will largely depend on our ability to successfully capitalize and develop our trademark in the brand name.  A trademark application for “Miracle-cig” has been filed with the United States Patent and Trademark Office and it is  has a LIVE status.  We cannot assure you that our trademark application will ultimately proceed to registration or will result in registration with scope adequate for our business. Our application or registration may be successfully challenged or invalidated by others. If our trademark application is not successful, we may have to use different marks for affected services or technologies, or enter into arrangements with any third parties who may have prior registrations, applications or rights, which might not be available on commercially reasonable terms, if at all.

In addition, policing unauthorized use of our trademarks and other intellectual property is difficult and expensive, and litigation may be necessary in the future to enforce our intellectual property rights.  Future litigation could result in substantial costs and diversion of our resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations.

We face the potential for competition from better financed competitors.

The internet marketplace for electronic cigarettes is very competitive with many brands being offered, including Green Smoke, NJOY, Eco and Blu.  All electronic cigarettes work in the same way and there is little difficulty purchasing electronic cigarettes from the many manufacturers in China that offer these products. Consequently, competition is based on price and brand development and recognition.   Some of our existing and potential competitors may have competitive advantages over us such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable clients and manufacturers, and others may successfully mimic and adopt our business model.  Moreover, increased competition will provide clients additional alternatives, which could lead to lower prices and decreased revenues, profit margins and net income. We cannot assure you that we will be able to successfully compete against new or existing competitors.

Our customers could decide to deal directly with the factories and manufacturers in China

We buy the product that we sell as Miracle-cig from a manufacturer in China.  Our customers could decide to deal directly with the factories and manufacturers in China, thus eliminating the need for our services in the process. If our customers decided to directly purchase our products from our Chinese manufacturer, it would have a material adverse effect on our Miracle-cig product line.

China’s legal system embodies uncertainties which could limit the legal protections available to you and us.

We buy the product that we sell as Miracle-cig from a manufacturer in China. China’s legal system is a civil law system based on written statutes. The overall effect of legislation over the past 26 years has significantly enhanced the protections afforded to various forms of foreign investment in China.  However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.  However, since China’s administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems.  Accordingly, we cannot predict the effect of future developments in China’s legal system, particularly with regard to the manufacturing industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our purchase orders with our supplier.

Our business may be adversely affected by risks associated with foreign operations.

We buy the product that we sell as Miracle-cig from a manufacturer in China. Political uncertainties, economic changes, civil unrest, exchange rate fluctuations, adverse changes in legal requirements, including tax, tariff and trade regulations and other difficulties in working with companies managed outside the United States could seriously harm the development of our business and ability to operate.

Fluctuations in exchange rates could result in foreign currency exchange losses.

Because some of our expenses arising under Miracle-cig may be denominated in the Chinese yuan (RMB), and our cash is denominated principally in U.S. dollars, fluctuations in the exchange rates between the U.S. dollar and foreign currencies will affect our balance sheet and earnings per share in U.S. dollars. In addition, we report our financial results in U.S. dollars, and appreciation or depreciation in the value of such foreign currencies relative to the U.S. dollar affects our financial results reported in U.S. dollars terms without giving effect to any underlying change in our business or results of operations. Currently, there are few means and/or financial tools available in the open market for the Company to hedge its exchange risk against any possible revaluation or devaluation of RMB. Because the Company does not currently intend to engage in hedging activities to protect against foreign currency risks, future movements in the exchange rate of the RMB could have an adverse effect on its results of operations and financial condition.

Risks related to the Florida Health Community

There are risks associated with the use of social media to obtain medical information.

There are risks associated with the use of social media as a means of communicating medical information. Medical information or the medical experiences of others communicated through the use of social media may be inaccurate and misleading and, if relied upon in making decisions on medical treatment, may cause inaccurate diagnosis, treatments and serious health problems if the medical condition is not properly identified and treated by a medical professional. We do not carry liability insurance for such a contingency. In many instances such medical information may be communicated by non-medical professionals and should not be relied upon. Although members of Florida Health Community will be free to discuss any subject or topic with any other members on the website, members will be instructed, advised and warned to consult their healthcare professional before acting on any advice or information communicated on the website.

Information posted by medical professionals on the Florida Health Community website may not be accurate or updated in a timely manner.

Although the medical professionals are allowed to directly provide the information relating to their website listing, there is a risk that there may be errors, misinformation or incomplete data in such listings. This can cause not only inconvenience to members but also the inability to contact or locate the medical professional or medical services being sought. In rare cases, this may contribute to delays or the inability to obtain timely medical treatment.

Medical Professionals may be reluctant to be associated with the Florida Health Community as a result of the marketing and sale of Miracle-cig.

The Florida Health Community website and newsletter will not link to or promote the marketing and sale of Miracle-cig. However, there is a risk that if doctors and other medical professionals become aware that we also market and sell the Miracle-cig they may choose not to be affiliated with the Florida Health Community.

We face the potential for competition from better financed competitors

There are many online websites that have a medical directory integrated in their sites, including webmd.com or zocdoc.com. Some of our existing and potential competitors may have competitive advantages such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable clients and health care professionals, and others may successfully mimic and adopt our business model.  We cannot assure you that we will be able to successfully compete against new or existing competitors.

RISKS RELATED TO OUR COMMON STOCK

Our sole current officer and director owns a substantial amount of our common stock, which gives him significant control.

Our current sole officer, sole director and principal founding stockholder, Bruce Schoengood, beneficially owns approximately [57]% of the outstanding shares of our common stock. So long as this control is concentrated in the hands of Mr. Schoengood, he will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors. In addition, such control by Mr. Schoengood will allow him to establish his own compensation and other benefits and perquisites in an amount and manner that would have a negative impact on our net income which in turn could negatively impact the market price, if any, of our common stock.

We may need to obtain additional capital, which additional funding may dilute our existing stockholders.

We may need additional funding to carry out all of our development plans.  If we are unable to obtain sufficient capital on a timely basis, the development of our current or any future product candidates is likely to be delayed, and we could be forced to reduce the scope of our projects or otherwise limit or terminate our operations altogether.

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. The volume and frequency of such trading has been limited to date. Sufficient funding through a financing may not be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of us held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

There is currently no market for our common stock, but if a market for our common stock does develop, our stock price may be volatile.

Our common stock currently trades on a limited basis on the OTC Bulletin Board.  Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile.  There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, including:

●	our actual or anticipated operating and financial performance;

●	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;

●	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

●	speculation in the press or investment community;

●	public reaction to our press releases, announcements and filings with the SEC;

●	the limited amount of our freely tradable common stock available in the public marketplace;

●	general financial market conditions;

●	the realization of any of the risk factors presented in this annual report;

●	the recruitment or departure of key personnel;

●	changes in market valuations of companies similar to ours; and

●	domestic and international economic, legal and regulatory factors unrelated to our performance.

In addition, future sales of our common stock by our stockholders could cause our stock price to decline and we cannot predict the effect, if any, that market sales of shares of the our common stock or the availability of shares for sale will have on the market price prevailing from time to time.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

There are legal restrictions on the resale of our shares of common stock offered, including penny stock regulations under the U.S. federal securities laws. These restrictions may adversely affect the ability of investors to resell their shares.

We anticipate that our common stock will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares.

Under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company.” This election will permit us to delay the adoption of new or revised accounting standards that will have difference effective dates for public and private companies until such time as those standards apply to private companies. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

Some of our stockholders may have rescission rights with respect to their original purchases of our common stock.

If one of our stockholders were to allege that the original offering of our common stock was not made in compliance with applicable federal and/or states securities laws and regulations, and if a court were to agree with such an allegation, the stockholders may have the right to rescind their purchase of our common stock. In such an event, we would be required to offer to refund the original purchases made by the stockholders.  Because we have only limited funds, such a refund could have an adverse impact on our financial situation.  Furthermore, our involvement with any claim by a stockholder of revision rights may divert the attention of our management and force us to expend resources to defend against such claims.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

Our corporate and administrative office is located at 4400 North Federal Highway, Suite 54, Boca Raton, Florida 33431 and our telephone number is (561) 558-6872. This office space is leased through April 30, 2013 at a monthly cost of approximately $300.00. There are currently no proposed programs for the renovation, improvement or development of the facilities currently used. We intend to renew the current lease prior to its termination. We believe these existing facilities are adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal or administrative proceedings. Our current sole officer and director has not been convicted in a criminal proceeding nor has he been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “MSFT.”  Our common stock has been trading on the OTC Bulletin Board since September 14, 2012.  The following table sets forth the quarterly high and low sales prices of our common stock since we began trading on the OTC Bulletin Board.  Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2013
Quarter Ended	High $		Low $
March 31, 2013 (through March [ 20], 2013)	[0.33	]	[0.10	]
Fiscal Year Ending December 31, 2012
Quarter Ended	High $		Low $
December 31, 2012	1.40		0.35
September 30, 2012 (from September 14, 2012)	1.28		0.15
June 30, 2012	n/a		n/a
March 31, 2012	n/a		n/a

Our common stock is subject to Rule 15g-9 of the Exchange Act, known as the Penny Stock Rule which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale.  The SEC also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system.  The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

As of March 12, 2013, we have [7,331,750] shares of common stock issued and outstanding held by [33] stockholders.

Dividend Policy

We have not paid any cash dividends on our common stock.  It is anticipated that our future earnings will be retained to finance our continuing development.  The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, any contractual restrictions, success of business activities, regulatory and corporate law requirements and our general financial condition.

Recent Sales of Unregistered Securities

During the past three years, we issued and sold the following securities without registration under the Securities Act.

●	In November 2010, the Company issued 752,000 shares of common stock at par value for services provided to the Company.

●	In November 2010, the Company issued 118,750 shares of common stock at $0.08 per share.

●	In December 2010, the Company issued 125,000 shares of common stock at $0.08 per share.

●	In December 2010, the Company issued 187,500 shares of common stock at $0.00133 per share.

●	In December 2010, the Company issued 12,500 shares of common stock at $0.02 per share.

●	In December 2010, the Company issued 125,000 shares of common stock at $.08 per share for services provided to the Company.

●	In December 2010, the Company issued 25,000 shares of common stock at $0.01 per share.

●	In December 2010, the Company issued 315,000 shares of common stock at $0.002 per share.

●	In January 2011, the Company issued 250,000 shares of common stock at $0.0034 per share.

●	In January 2011, the Company issued 25,000 shares of common stock at $0.01 per share.

●	In January 2011, the Company issued 12,500 shares of common stock at $0.016 per share.

•	In March 2011 the Company issued 75,000 shares of common stock at $0.0019 per share.

●	In March 2011 the Company issued 250,000 shares of common stock at $0.0014 per share.

●	In October 2011, the Company issued 6,250 shares of common stock at $0.08 per share.

●	In November 2011, the Company issued 66,000 shares of common stock at $0.08 per share.

●	In December 2011, the Company issued 100,000 shares of common stock at $0.04 per share.

●	In December 2011, the Company issued 6,250 shares of common stock at $0.08 per share.

●	In December 2012, the Company issued 150,000 shares of common stock at $0.001 per share.

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012.  Interest on the notes accrued at the rate of 6% per annum for the term of the notes and was payable upon maturity.   The convertible notes are still outstanding.  At any time on or after the maturity date, the holders of the notes have the option of converting any of the unpaid principal and interest into the Company's common stock.  The notes plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or [660,503] shares at December 31, 2012.

All of the previously described sales of unregistered securities were made pursuant to the exemption from registration at Section 4(2) (and/or Rule 506 of Regulation D) and/or Section 4(6) under the Securities Act for either transactions not involving a public offering or for transactions with an “accredited investor” as defined under the Securities Act.

Equity Compensation Plan Information

We do not have any equity incentive plans as of the date of this annual report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s operations for the twelve-months ended December 31, 2012, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report.  Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward-Looking Statements” and “Risk Factors” for a list of our risk factors.

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010.   We are in the development stage and have a diverse product line including both consumer products and digital media.  Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, developing our models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing our offices and identifying future sources of capital.  At the present time, our initial products are Miracle-cigTM, an electronic cigarette that is tobacco free and that emits a fine water mist in place of smoke, and the Florida Health Community, an on-line healthcare directory and social media site geared towards both professionals and consumers.  Building off of the services we intend to offer through Florida Health Community, we also plan to offer print and digital marketing and advertising services to the member base of medical professionals from our Florida Health Community activities and those outside the membership community who wish to use our creative services. We have recently begun selling our product and services and generating revenue from our business operations. All of our operations are currently conducted through the Company and we do not have any subsidiaries.  See “Description of Business” contained herein.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve (12) months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated significant revenues.  Accordingly, we must raise cash from operations or from investments by others in our Company to continue our operations.

Our sole officer and director is responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Our intended plan of operations is to generate revenue from our diverse divisions of operation. We believe that diversification of our interests will help generate revenues.

Miracle-cig

The Miracle-cig is a trademarked name for our brand of disposable electronic cigarette. It is sold online at www.miraclecig.com. We currently have a merchant account that accepts VISA and MASTERCARD for sales of the product through our website. The cost of the website and its development has already been paid for and the ongoing expenses for hosting the website are $50 per month. We purchase the Miracle-cig directly from the manufacturer in China. Orders are placed by purchase order and payment is made in advance. We place orders with our manufacturer only when we receive orders and payment from customers, thereby ensuring we have funds available for each order we place. We currently do not have any manufacturing or distribution agreement with our current manufacturer or with any other manufacturer. We fulfill orders within 24 hours and have no inventory. We are still seeking strategic partnerships and developing our SEO.

Our management anticipates that over the next twelve months we will be  launching an new e-cig label and expanding into a new consumer market. Additionally, we are still working our SEO and  seeking online affiliations.

Florida Health Community

Website and Newsletter. The Florida Health Community website is designed to be a medical directory with a social media component for users. Doctors and medical professionals can list their business for free. For a one time $2,000 up-charge or premium rate and a $49 monthly fee, a medical professional will get premium placement, a video of their practice that will be placed on their listing and a listing in the newsletter.  As the business develops, we may determine to change our placement offerings and related charges.  The website is currently live. We expect that costs of website maintenance and newsletter design will be minimal, and we intend to spend remaining revenue on marketing and promotion.

Advertising Agency. FHC will also provide website, publishing, marketing, print and video production services for hire to the doctors who have become members of FHC, as well as potential non-FHC members who wish to use our creative services.  Many of the FHC clients are in need of a business website and other various promotional materials such as brochures, company logo, video promotions and editorial services.  To offer these creative services, we intend to utilize the skills and expertise of the freelance writers and independent contractors we use for the development of our FHC and Miracle-cig websites.  FHC will act as a consultant and will pitch, negotiate and track the work and services.

Our management anticipates that over the next twelve months we anticipate to continue to offer our creative services.

Results of Operations

Fiscal Year Ended December 31, 2012

Revenues

During the twelve months ended December 31, 2012, we generated $ -0- in revenues .  We had revenues of $33,300 during the fiscal year ended December 31, 2011 generated from our advertising agency activities.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans].

General and Administrative

For the twelve months ended December 31, 2012, general and administrative expenses were $172,453 compared to $79,095 for the twelve months ended December 31, 2011.  The increase in general and administrative expenses was a result of [describe reason for change].

We expect general and administrative expenses for 2013 to trend marginally upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the twelve months ended December 31, 2012, legal and accounting expenses were $14,586 compared to $16,715 for the twelve months ended December 31, 2011.  The legal and accounting expenses were largely incurred in connection with our registration on behalf of our stockholders of the sale of our securities under the Securities Act.

We expect legal and accounting expenses for 2013 to trend marginally downward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company.  This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the twelve months ended December 31, 2012, other income/(expense) was other income of $1,656, compared to other expense of $59 for the twelve months ended December 31, 2011.

Other income for 2012 consisted mostly of income from interest expense.

Net Income/(Loss)

For the twelve months ended December 31, 2012, net income/loss was a net loss of $174,199, compared to a net loss of $36,788 for the twelve months ended December 31, 2011.  The increase in net loss is a result of a decrease in sales of approximately $44,000 and an increase in officer’s compensation of approximately $93,000.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders.  At December 31, 2012, our principal sources of liquidity included cash and cash equivalents of $474, compared to cash and cash equivalents of $33,409 for the fiscal year ended December 31, 2011.  The change in available cash is largely the result of decreased sales and increased expenses.

As of December 31, 2012, we did not have any significant commitments for capital expenditures.

Financing activities provided $37,441 during the twelve months ended December 31, 2012, which was derived mainly from $25,000 through  in borrowings from certain third party individuals.

If we do not generate sufficient cash flow to support our operations over the next twelve (12) months, in order to continue as a going concern we may need to raise additional capital by issuing capital stock in exchange for cash.  There are no formal or informal agreements to attain such financing.  The Company’s ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including: investors’ perception of, and demand for, securities of companies in our industry; conditions of the U.S. and other capital markets in which we may seek to raise funds; future results of operations, financial condition and cash flow.  Therefore, the Company’s management cannot assure that financing will be available in amounts or on terms acceptable to the Company, or if at all.  Any failure by the Company’s management to raise additional funds on terms favorable to the Company could have a material adverse effect on the Company’s liquidity and financial condition.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

Please see Note 2 of our consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited consolidated financial statements for the calendar year ended December 31, 2012 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

The following financial statements are filed as part of this annual report:

MEDIFIRST SOLUTIONS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Changes in Stockholders' Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Medifirst Solutions, Inc.

We have audited the accompanying balance sheets of Medifirst Solutions, Inc., (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended, and the period from inception (November 8, 2010) to December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medifirst Solutions, Inc., (A Development Stage Company) as of December 31, 2012 and 2011, and results of its operations and its cash flows for the years then ended, and for the period from inception (November 8, 2010) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
March 9, 2013

Medifirst Solutions, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2012 and 2011

ASSETS

	2012	2011
Current Assets:
Cash	$474	$33,409
Total current assets	474	33,409

Equipment, net	5,429	5,606

Other Assets
Security deposit	265	265

	$6,168	$39,280

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$111,470	7,824
Loan payable - stockholder	27,214	14,773
6% convertible notes	25,650	800
Total current liabilities	164,334	23,397

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
6,671,750 and 6,521,750 shares issued and outstanding, respectively	667	652
Additional paid in capital	56,611	56,476
Deficit accumulated during development stage	(215,444)	(41,245)
	(158,166)	15,883

	$6,168	$39,280

See accompanying notes to financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2012 and 2011 and for the Period
From November 8, 2010 (Inception) to December 31, 2012

	From November 8, 2010 (Inception) to December 31, 2012	2012	2011

Consulting fee revenue	$33,300	$-	$33,300
Product sales, net	10,959	-	10,959
	44,259	-	44,259
Cost of goods sold	1,893	-	1,893
Gross income	42,366	-	42,366

Expenses:
Officer's compensation	107,500	100,000	7,500
Advertising and promotion	14,951	2,597	12,354
Computer and internet	9,412	3,980	5,432
Professional fees	32,241	15,326	16,915
Repairs and maintenance	6,827	277	6,550
Travel	21,867	6,758	15,109
Other	63,297	43,605	15,235
	256,095	172,543	79,095

Net loss before other income and expenses	(213,729)	(172,543)	(36,729)

Other income and (expenses)
Interest expense	(1,715)	(1,656)	(59)
Provision for income taxes	-	-	-
	(1,715)	(1,656)	(59)

Net loss	$(215,444)	$(174,199)	$(36,788)

Loss per common share - Basic and
fully diluted	$(0.12)	$(0.03)	$(0.01)

Weighted average number of shares
outstanding - Basic and fully diluted	1,849,999	6,545,752	5,381,542

See accompanying notes to financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from November 8, 2010 (Inception) to December 31, 2012

					Additional	Accumulated	Total
	Common Stock		Preferred Class A		Paid in	Deficit During	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Development Stage	Equity
Issuance of common shares for services
$0.0001 per share	752,000	$75	-	$-	$-	$-	$75
Issuance of common shares for cash at
at $0.08 per share	81,250	8	-	-	6,492	-	6,500
Issuance of common shares for cash at
at $0.08 per share	37,500	4	-	-	2,996	-	3,000
Issuance of common shares for cash at
at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at
$0.00133 per share	187,500	19	-	-	231	-	250
Issuance of common shares for cash at
at $0.02 per share	12,500	1	-	-	249	-	250
Issuance of common shares for services
at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at
$0.01 per share	25,000	3	-	-	247	-	250
Issuance of common shares for cash at
$0.002 per share	315,000	32	-	-	598	-	630
Net loss	-	-	-	-	-	(4,457)	(4,457)
Balance - December 31, 2010	1,660,750	166	-	-	30,789	(4,457)	26,498
Subtotals	1,660,750	$166	-	$-	$30,789	$(4,457)	$26,498
Issuance of common shares for cash at
$0.0034 per share	250,000	25	-	-	825	-	850
Issuance of common shares for cash at
$0.01 per share	25,000	2	-	-	248	-	250
Issuance of common shares for cash at
$0.016 per share	12,500	1	-	-	199	-	200
Issuance of common shares for cash at
$0.0019 per share	75,000	8	-	-	135	-	143
Issuance of common shares for cash at
$0.0014 per share	250,000	25	-	-	325	-	350
Issuance of common shares for services
$0.002 per share	3,750,000	375	-	-	7,125	-	7,500
Issuance of common shares for cash at
$0.0167 per share	300,000	30	-	-	4,970	-	5,000
Issuance of common shares for services
$0.08 per share	20,000	2	-	-	1,598	-	1,600
Issuance of common shares for cash at
$0.08 per share	6,250	1	-	-	499	-	500
Issuance of common shares for cash at
$0.08 per share	53,500	5	-	-	4,275	-	4,280
Issuance of common shares for cash at
$0.08 per share	12,500	1	-	-	999	-	1,000
Subtotals	6,415,500	641	-	-	51,987	(4,457)	48,171

Subtotals	6,415,500	$641	-	$-	$51,987	$(4,457)	$48,171
Issuance of common shares for cash at
$0.04 per share	100,000	10	-	-	3,990	-	4,000
Issuance of common shares for cash at
$0.08 per share	6,250	1	-	-	499	-	500
Net loss	-	-	-	-	-	(36,788)	(36,788)
Balance - December 31, 2011	6,521,750	652	-	-	56,476	(41,245)	15,883

Issuance of common shares upon partial
conversion of note at $0.001 per share	150,000	15	-	-	135	-	150
Net loss	-	-	-	-	-	(174,199)	(174,199)
Balance -	6,671,750	$667	-	$-	$56,611	$(215,444)	$(158,166)

See accompanying notes to financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011 and for the Period
From November 8, 2010 (Inception) to December 31, 2012

	From November 8, 2010 (Inception) to December 31, 2012	2012	2011

Cash flows from operating activities:
Net loss	$(215,444)	$(174,199)	$(36,788)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	9,175	-	9,100
Depreciation expense	329	177	152
Security deposit	(265)	-	(265)
Accounts payable and accrued expenses	111,470	103,646	4,016
Net cash used by operating activities	(94,735)	(70,376)	(23,785)

Cash flows from investing activities:
Purchase of equipment	(5,758)	-	(5,758)
Net cash used by investing activities	(5,758)	-	(5,758)

Cash flows from financing activities:
Proceeds from issuance of common stock	48,103	150	17,073
Stockholder's loan	27,214	12,441	14,448
Loan payable - related party	25,650	24,850	800
Net cash provided by financing activities	100,967	37,441	32,321

Net increase in cash	474	(32,935)	2,778
Cash at beginning of period	-	33,409	30,631
Cash at end of period	$474	$474	$33,409

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,683	$1,624	$59
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2012.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2. LOAN PAYABLE - STOCKHOLDER

During 2012 and 2011 a stockholder of the Company advanced the Company $12,441 and $14,448, respectively, to pay for certain expenses. The loan has a balance of $27,214 at December 31, 2012, bears no interest and is payable on demand.

Note 3. 6% CONVERTIBLE NOTES

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012. Interest on the notes accrue at the rate of 6% per annum and are payable when the notes mature. The notes matured prior to conversion but have not been repaid. Interest continues to accrue at the rate of 6% per annum.

In May 2012, the Company issued a $25,000 6% per annum note that matured in November 2012. In December 2012 the note was amended to be a convertible note. Interest on the note accrues interest at 6% per annum and is payable when the note matures.

The holder of the $25,000 note has the option of converting it at any time prior to maturity. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 666,508 shares at December 31, 2012.

In December 2012, the holder of the note converted $150 of note principal into 150,000 shares of common stock.

Note 4. STOCKHOLDERS' EQUITY

In November 2010, the Company issued 752,000 shares of common stock at par value for services provided to the Company.

In November 2010, the Company issued 81,250 shares of common stock at $0.08 per share.

In November 2010, the Company issued 37,500 shares of common stock at $0.08 per share.

In December 2010, the Company issued 125,000 shares of common stock at $0.08 per share.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 4. STOCKHOLDERS' EQUITY (continued)

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

In March 2011, the Company issued 3,500,000 shares of common stock to an officer of the Company for services provided to the Company at $0.002 per share.

In April 2011, the Company issued 300,000 shares of common stock at $0.0167 per share..

In October 2011, the Company issued 20,000 shares of common stock at $0.08 per share for services provided to the company.

In October 2011, the Company issued 6,250 shares of common stock at $0.08 per share.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 4. STOCKHOLDERS' EQUITY (continued)

In November 2011, the Company issued 53,500 shares of common stock at $0.08 per share.

In November 2011, the Company issued 12,500 shares of common stock at $0.08 per share.

In December 2011, the Company issued 100,000 shares of common stock at $0.04 per share.

In December 2011, the Company issued 6,250 shares of common stock at $0.08 per share.

In December 2012, the Company issued 150,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 3).

Note 5. COMMITMENTS AND CONTINGENCIES

The Company leases its office pursuant to an agreement entered into in May 2011. The lease currently expires in May 2012 and calls for minimum monthly lease payments of $300.

Rent expense for the nine months ended December 31, 2012 and 2011 totaled $2,625 and $2,625, respectively.

Note 6. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	34%
Effect of operating losses	(34	) %
	0%

As of December 31, 2012, the Company has a net operating loss carryforward of approximately $113,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2012. The principal difference between the operating loss for income tax purposes and reporting purposes is accrued officer's compensation.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 7. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2011, the Company incurred a net loss of approximately $41,000. In addition, the Company has no significant assets or revenue generating operations.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management has evaluated, under the supervision and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management’s Annual Report on Internal Controlover Financial Reporting.  This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In future Annual Reports, management’s report  will  not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer and director and his age are as follows:

Executive Officers and Directors

Name	Age	Office	Since
Bruce Schoengood	54	Chief Executive Officer and Director	March 16, 2011

The term of office for each director is one year, or until the next annual meeting of the stockholders.

Bruce Schoengood.  Mr. Schoengood joined the Company as an officer and director in March 2011.  Mr. Schoengood began his diverse publishing career as a New York City art director and editor in 1981 and went on to launch dozens of national magazines as publisher and contract publisher. Titles include: Country Accents, Victorian Accents, New Body, New Jersey Home & Style, Successful Child, Party Poker.com, GameDay USA, STUN!, Spectrum, Dale Earnhardt, Bill Mazeroski’s Baseball, Gemma’s Old Style Italian Cooking, Kid Planet, Beach Style, Trump Magazine and Blackout Comics. He was honored by Mental Health America in 2008 and given their Golden Bell Media Award.  Mr. Schoengood has worked as a creative design and marketing consultant in the medical education industry to companies such as Haymarket Medical, Physican’s Weekly, Genecom, and Science & Medicine.   From 2004 to 2008, Mr. Schoengood was a magazine packager with King Media. From 2008 until he began with the Company, he was self-employed as a freelance creative design and editorial content consultant.

Over the course of 30 years, Mr. Schoengood has developed and executed national media campaigns, advertising programs and strategies and worked, hired and instructed media professionals in all creative genres: writers, photographers, artists, internet programmers, PR firms, Media specialists, distributors and printers.   Mr. Schoengood’s extensive experience in various capacities for diverse media platforms gives our board of directors valuable guidance on the marketing and promotional activities that will be a keystone of the Company’s success.

Family Relationships

As we only have one officer and director, there cannot be any family relationships between any director and executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

Section 16(a) Beneficial Ownership Compliance

We do not currently have any class of equity securities registered pursuant to section 12 of the Exchange Act.  As such, our officers, directors and significant stockholders are not required to report changes in the beneficial ownership of our securities pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

We do not currently have a Code of Ethics, as defined under the rules and regulations of the Exchange Act.  The Company does not believe a Code of Ethics is necessary because the Company only has only one person serving as the sole officer, director and employee.

Nomination Process

As of December 31, 2012, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the board of directors.   We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors.  The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level.  We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees.  The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with the board of directors may do so by directing a written request addressed to our Chief Executive Officer or the Chief Financial Officer at the address appearing on the face page of this annual report.

Committees of the Board

We currently do not have nominating, compensation or audit committee, or committees performing similar functions, nor do we have a written nominating, compensation or audit committee charter.  The board of directors does not believe that it is necessary to have such committees at this time because it believes that the functions of such committees can be adequately performed by the board of directors.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The table below sets forth all cash compensation paid or proposed to be paid by us to our chief executive officer, or only executive officer, for services rendered in all capacities to the Company during fiscal year 2011 and 2012.

Summary Compensation Table

Name and Principal Position	Fiscal year Ended December 31	Salary ($)	Bonus ($)	Other Annual Compensation ($)	TOTAL
Bruce Schoengood, CEO	2011	$0.00	$7,500.00	$0.00	$7,500
	2012	$100,000	$0	$0.00	$100,000

Compensation Policy

Because we are still in the early stages of development, our sole director and officer is not currently receiving any compensation.

Stock Grants or Awards

Because we are still in the early stages of development, our sole director and officer has not received any stock grant, stock awards, freestanding SARs or other equity awards.

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Equity Compensation Plans

We do not have any equity compensation plans as of the date of this annual report.

Compensation of Directors

Because we are still in the development stage, our sole director is not receiving any compensation other than reimbursement for expenses incurred during the performance of his duties.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have an employment agreement with Bruce Schoengood, our Chief Executive Officer; however, we intend to enter into such an employment agreement with Mr. Schoengood and with any of our future key executives and other members of management at the appropriate time and as circumstances may require.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us who own more than 5% of the outstanding common stock as of the date of this annual report, and by our sole officer and director. Except as otherwise indicated, all shares are owned directly.

Name of beneficial owner	Amount of Beneficial ownership	Percent of class(2)
Bruce Schoengood(1)	[3,825,000]	[57]%

(1) Unless otherwise indicated, the address of each of the persons shown is c/o Medifirst Solutions, Inc., 4400 North Federal Highway, Suite 54, Boca Raton FL 33431.

(2) The percent of class is based on [6,671,750] shares of common stock issued and outstanding as of the date of this annual report.

Change in Control

 We are not aware of any arrangement that might result in a change in control of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

Bruce Schoengood, currently our sole officer and director, is currently not involved in other business activities, but may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, Mr. Schoengood may face a conflict of interest in selecting between our business interest and his other business interests. It is our policy that any personal business or corporate opportunity available an officer or director must be examined by our board of directors and rejected by the directors before an officer or director can engage or take advantage of the business opportunity. However, this policy may be ineffective given that we currently have only one officer and director.

No director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2012 or December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

Currently our sole director is also our sole officer, and as such, we have no directors that would qualify as independent as defined under NASDAQ Marketplace Rules.  Our director believes that retaining one or more additional directors who would qualify as independent as defined in the NASDAQ Marketplace Rules would be overly costly and burdensome and not warranted in the circumstances given the current stage of the Company’s development.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

David A. Aronson, CPA. P.A. serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2012 and 2011. The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2012 and 2011.

	December 31,	December 31,
	2012	2011

Audit fee	$3,500	$2,900
Audit related fees
Tax fees
All other fees

TOTAL	$3,500	$2,900

Audit Fees

“Audit Fees” consist of fees billed for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.  Audit fees expenses for David A. Aronson, CPA. P.A., for professional services rendered in respect to the audit of our annual financial statements included in our Registration Statement on Form S-1, were $3,500 and $2,900,  respectively.

Audit Related Fees

“Audit Related Fees” consist of fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported as “Audit Fees.”  For the years ended December 31, 2012 and 2011, the aggregate “Audit Related Fees” were $-0- and $-0-, respectively.

Tax Fees

“Tax Fees” consist of fees billed for professional services for tax compliance, tax advice, and tax planning.  Tax preparation fees expenses for David A. Aronson, CPA. P.A., for professional services in respect to the filing of the Company’s income taxes for the years ended December 31, 2012 and 2011, were $-0- and $-0- respectively.

All Other Fees

Fees billed by David A. Aronson, CPA. P.A., not related to audit or other services as described above, during the years ended December 31, 2012 and 2011, were $-0- and $-0-  respectively, and such fees were related to [Explanation].

Pre-Approval Policies

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our Company by our independent auditors.  Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the SEC’s rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by David A. Aronson, CPA. P.A. and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of David A. Aronson, CPA. P.A

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation filed on November 8, 2010(1)
3.2	Certificate of Amendment to Articles of Incorporation filed on March 28, 2011(1)
3.3	By-laws adopted on November 15, 2010(1)
4.1	Specimen Common Stock Certificate(1)
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2013	MEDIFIRST SOLUTIONS, INC.

	By:	/s/ Bruce Schoengood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Bruce Schoengood	President, Chief Executive Officer, Principal Financial Officer, Director	April 1, 2013