Form 10-Q
period 2013-03-31
Medifirst Solutions, Inc.
filed 2013-05-20
CIK 1522704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:
333-178825

MEDIFIRST SOLUTIONS, INC.

 (Exact name of registrant as specified in its charter)

NEVADA	27-3888260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

50 Oxford Road, Manalapan, NJ, 07726

 (Address of principal executive offices)

732-786-8044

 (Issuer’s telephone number)

N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 17, 2013, there were 7,881,750 shares of Common Stock, $0.0001 par value, outstanding and 0 shares of Preferred Stock, .0001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2013 and December 31, 2012

ASSETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Current Assets:
Cash	$11,087	$474
Total current assets	11,087	474

Equipment, net	5,371	5,429

Other Assets
Security deposit	265	265

	$16,723	$6,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$135,387	$111,470
Loans payable - stockholders	24,243	27,214
6% convertible notes	24,790	25,650
Total current liabilities	184,420	164,334

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
7,531,750 and 6,671,750 shares issued and outstanding	753	667
Additional paid in capital	57,385	56,611
Deficit accumulated during development stage	(225,835)	(215,444)
	(167,697)	(158,166)

	$16,723	$6,168

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2013 and 2012 and for the Period
From November 8, 2010 (Inception) to March 31, 2013

	From November 8,
	2010 (Inception)	For the Three Months Ended
	to March 31,	March 31,
	2013	2013	2012

Consulting fee revenue	$58,300	$25,000	$5,500
Product sales, net	10,959	-	-
	69,259	25,000	5,500
Cost of goods sold	1,893	-
Gross income	67,366	25,000	5,500

Expenses:
Officer's compensation	132,500	25,000	7,500
Advertising and promotion	19,595	187	750
Computer and internet	9,828	416	-
Professional fees	33,000	759	6,500
Repairs and maintenance	6,827	-	38
Trade shows	3,900	3,900	-
Travel	22,220	353	4,855
Other	63,066	4,226	3,735
	290,936	34,841	23,378

Net loss before other income and expenses	(223,570)	(9,841)	(17,878)

Other income and (expenses)
Interest expense	(2,265)	(550)	-
Provision for income taxes	-	-	-
	(2,265)	(550)	-

Net loss	$(225,835)	$(10,391)	$(17,878)

Loss per common share - Basic and
fully diluted	$(0.04)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding - Basic and fully diluted	5,782,516	13,562,167	1,873,594

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from November 8, 2010 (Inception) to March 31, 2013
						Accumulated
					Additional	Deficit During	Total
	Common Stock		Preferred Class A		Paid in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Issuance of common shares for services
$0.0001 per share	752,000	$75	-	$-	$-	$-	$75
Issuance of common shares for cash at
at $0.08 per share	81,250	8	-	-	6,492	-	6,500
Issuance of common shares for cash at
at $0.08 per share	37,500	4	-	-	2,996	-	3,000
Issuance of common shares for cash at
at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at
$0.00133 per share	187,500	19	-	-	231	-	250
Issuance of common shares for cash at
at $0.02 per share	12,500	1	-	-	249	-	250
Issuance of common shares for services
at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at
$0.01 per share	25,000	3	-	-	247	-	250
Issuance of common shares for cash at
$0.002 per share	315,000	32	-	-	598	-	630
Net loss	-	-				(4,457)	(4,457)
Balance - December 31, 2010	1,660,750	166	-	-	30,789	(4,457)	26,498
Subtotals	1,660,750	$166	-	$-	$30,789	$(4,457)	$26,498
Issuance of common shares for cash at
$0.0034 per share	250,000	25	-	-	825	-	850
Issuance of common shares for cash at
$0.01 per share	25,000	2	-	-	248	-	250
Issuance of common shares for cash at
$0.016 per share	12,500	1	-	-	199	-	200
Issuance of common shares for cash at
$0.0019 per share	75,000	8	-	-	135	-	143
Issuance of common shares for cash at
$0.0023 per share	250,000	25	-	-	325	-	350
Issuance of common shares for services
$0.002 per share	3,750,000	375	-	-	7,125	-	7,500
Issuance of common shares for cash at
$0.0167 per share	300,000	30	-	-	4,970	-	5,000
Issuance of common shares for services
$0.08 per share	20,000	2	-	-	1,598	-	1,600
Issuance of common shares for cash at
$0.08 per share	6,250	1	-	-	499	-	500
Issuance of common shares for cash at
$0.08 per share	53,500	5	-	-	4,275	-	4,280
Issuance of common shares for cash at
$0.08 per share	12,500	1	-	-	999	-	1,000
Subtotals	6,415,500	641	-	-	51,987	(4,457)	48,171

Subtotals	6,415,500	$641	-	$-	$51,987	$(4,457)	$48,171
Issuance of common shares for cash at
$0.04 per share	100,000	10	-	-	3,990	-	4,000
Issuance of common shares for cash at
$0.08 per share	6,250	1	-	-	499	-	500
Net loss	-	-			-	(36,788)	(36,788)
Balance - December 31, 2011	6,521,750	652	-	-	56,476	(41,245)	15,883

Issuance of common shares upon partial
conversion of note at $0.001 per share	150,000	15	-	-	135	-	150
Net loss	-	-	$-	$-	-	(174,199)	(174,199)
Balance - December 31, 2012	6,671,750	667	-	-	56,611	(215,444)	(158,166)

Issuance of common shares upon partial
conversion of note at $0.001 per share	660,000	66	-	-	594	-	660
Issuance of common shares upon partial
conversion of note at $0.001 per share	200,000	20	-	-	180	-	200
Net loss	-	-	-	-	-	(10,391)	(10,391)
Balance - March 31, 2013	7,531,750	$753	-	$-	$57,385	$(225,835)	$(167,697)

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 and for the Period
From November 8, 2010 (Inception) to March 31, 2013

	From November 8, 2010 (Inception)	For the Three Months Ended
	to March 31,	March 31,
	2013	2013	2012

Cash flows from operating activities:
Net loss	$(225,835)	$(10,391)	$(17,878)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	9,175	-	7,500
Depreciation expense	387	58	14
Inventory	-	-	(1,893)
Security deposit	(265)	-	(265)
Accounts payable and accrued expenses	135,387	23,917	513
Net cash used by operating activities	(81,151)	13,584	(12,009)

Cash flows from investing activities:
Purchase of equipment	(5,758)	-	(3,869)
Net cash used by investing activities	(5,758)	-	(3,869)

Cash flows from financing activities:
Proceeds from issuance of common stock	48,963	860	1,793
Shareholder's loan	24,243	(2,971)	7,634
Loan payable - related party	24,790	(860)	800
Net cash provided by financing activities	97,996	(2,971)	10,227

Net increase in cash	11,087	10,613	(5,651)
Cash at beginning of period	-	474	30,631
Cash at end of period	$11,087	$11,087	$24,980

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,748	$65	$-
Income taxes	$-	$-	$-

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

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
Notes to Financial Statements
March 31, 2013

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
March 31, 2013

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

Recent Pronouncements
There are no recent accounting pronouncements that apply to the Company.

Note 2.  EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at March 31, 2013 and 2012:

	2013	2013
Computer equipment	$5,758	$3,869
	5,758	3,869

Less: accumulated depreciation	(387)	(39)

	$5,371	$3,830

Depreciation for the three months ended March 31, 2013 and 2012 was $58 and $16, respectively.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

Note 3.  LOANS PAYABLE - STOCKHOLDERS

During the period ended March 31, 2013 a stockholder of the Company advanced the Company $1,669 to pay for certain expenses.  The loan has a balance of $14,243 at March 31, 2013, bears no interest and is payable on demand.

At March 31, 2013  the Company was indebted to a stockholder in the amount of $5,000.  The loan has an interest of 20%.  Principal and accrued interest were due and payable on July 2, 2012.

At March 31, 2013  the Company was indebted to a stockholder in the amount of $5,000.  The loan has an interest of 10%.  Principal and accrued interest were due and payable on June 3, 2013.

Note 4.  6% CONVERTIBLE NOTES

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012.  Interest on the notes accrued at the rate of 6% per annum for the term of the notes and is payable when the notes mature.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock.  The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 752,422 shares at March 31, 2013.

In May 2012, the Company issued a $25,000 6% per annum note that matured in November 2012.  In December 2012 the note was amended to be a convertible note.  Interest on the note accrues interest at 6% per annum and is payable when the note matures.

The holder of the $25,000 note has the option of converting it at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 752,422 shares at March 31, 2013.

The holder of the note converted $1,010 of note principal into 1,010,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
December 2012	$150	$0.001	$150,000
January 2013	$660	$0.001	$660,000
March 2013	$200	$0.001	$200,000

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

Note 5.  STOCKHOLDERS' EQUITY (continued)

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

In December 2012, the Company issued 150,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 4).

In January 2013, the Company issued 660,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 4).

In March 2013, the Company issued 200,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 4).

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

Note 6.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	39%
Effect of operating losses	(39)%
0%

As of March 31, 2013, the Company has a net operating loss carryforward of approximately $223,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2013.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 7.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to March 31, 2013, the Company incurred a net loss of approximately $226,000.  In addition, the Company has no significant assets or revenue generating operations.

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

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010.   We are in the development stage and have a diverse product line including both consumer products and digital media.  Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, developing our models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing our offices and identifying future sources of capital.  At the present time, our initial products are Miracle-cigTM, an electronic cigarette that is tobacco free and that emits a fine water mist in place of smoke, and the Florida Health Community, an on-line healthcare directory and social media site geared towards both professionals and consumers.  Building off of the services we intend to offer through Florida Health Community, we also have began to offer print and digital marketing and consulting and advertising services to the member base of medical professionals from our Florida Health Community activities and those outside the membership community who wish to use our creative services. We have recently begun selling our product and services and generating revenue from our business operations. All of our operations are currently conducted through the Company and we do not have any subsidiaries.  See “Description of Business” contained herein.

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

Miracle-cig

The Miracle-cig is a trademarked name for our brand of disposable electronic cigarette. It is sold online at www.miraclecig.com. We currently have a merchant account that accepts VISA and MASTERCARD for sales of the product through our website. The cost of the website and its development has already been paid for and the ongoing expenses for hosting the website are $50 per month. We purchase the Miracle-cig directly from the manufacturer in China. Orders are placed by purchase order and payment is made in advance. We place orders with our manufacturer only when we receive orders and payment from customers, thereby ensuring we have funds available for each order we place. We currently do not have any manufacturing or distribution agreement with our current manufacturer or with any other manufacturer. We fulfill orders within 24 hours and have small inventory. We are still seeking strategic partnerships and developing our SEO.

Our management planned on launching a new e-cig label and expanding into a new consumer market but has decided to wait until 2014. Additionally, we are still working our SEO and  seeking online affiliations.

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

Advertising Agency. FHC and Medifirst Solutions will also provide website, publishing, marketing, print and video production services for hire to the doctors who have become members of FHC, as well as potential non-FHC members who wish to use our creative services.  Many of the FHC clients are in need of a business website and other various promotional materials such as brochures, company logo, video promotions and editorial services.  To offer these creative services, we intend to utilize the skills and expertise of the freelance writers and independent contractors we use for the development of our FHC and Miracle-cig websites.  FHC will act as a consultant and will pitch, negotiate and track the work and services.

Our management anticipates that over the next twelve months we anticipate to continue to offer our and expand our creative services.

Results of Operations

Fiscal Year Ended December 31, 2013

Revenues

During the three months ended March 31, 2013 and 2012, we generated $ 25,000 and $5,500 in revenues, respectively.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans.

General and Administrative

For the three months ended March 31, 2013 and 2012, general and administrative expenses were $34,841 and $23,378, respectively.

We expect general and administrative expenses for 2013 to trend marginally upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the three months ended December 31, 2013 and 2012, professional fees were $759 and $6,500, respectively.

We expect professional fees for 2013 to trend marginally downward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company.  This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the three months ended March 31, 2013 and 2012, other expenses was  $$550 and $-0-, respectively.

expense for the three months ended March 31, 2013 consisted of interest expense.

Net Income/(Loss)

For the three months ended March 31, 2013 and 2012, the company had a net loss  of $10,391 and $17,878.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders.  At March 31, 2013 and 2012, our principal sources of liquidity included cash and cash equivalents of $$11,087 and $474, respectively..

As of March 31, 2013, we did not have any significant commitments for capital expenditures.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On January 17, 2013, the Company issued 660,000 shares of common stock to the holder of a convertible promissory note upon the exercise of conversion rights by the holder.

On March 22, 2013, the Company issued 200,000 shares of common stock to the same holder of the same convertible promissory note upon the exercise of conversion rights by the holder.

Each of these transactions was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof. In the alternative, the common stock  is an exempt security pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

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

May 17, 2013

By /s/ Bruce Schoengood Bruce Schoengood Chief Executive Officer (Principal Executive Officer) By /s/ Bruce Schoengood Bruce Schoengood Chief Financial Officer (Principal Financial Officer)