Form 10-Q
period 2013-06-30
Medifirst Solutions, Inc.
filed 2013-08-16
CIK 1522704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets
June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)

Current Assets:
Cash	$2,176	$474
Inventory	4,000	-
Total current assets	6,176	474

Property, Plant and Equipment, net	5,314	5,429

Other Assets
Security deposit	265	265

	$11,755	$6,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$167,834	$111,470
Loans payable - stockholders	26,312	27,214
6% convertible notes	24,720	25,650
Total current liabilities	218,866	164,334

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 8,231,750 and 6,671,750 shares issued and outstanding, respectively	823	667
Additional paid in capital	57,385	56,611
Deficit accumulated during development stage	(265,319)	(215,444)
	(207,111)	(158,166)

	$11,755	$6,168

See accompanying notes to unaudited condensed  financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Six Months Ended June 30, 2013 and 2012 and for the Period
From November 8, 2010  (Inception) to June 30, 2013

	From November 8,	For the Three Months		For the Six Months
	2010 (Inception)	Ended June 30,		Ended June 30,
	to June 30, 2013	2013	2012	2013	2012

Consulting fee revenue	$58,300	$-	$-	$25,000	$-
Product sales, net	16,040	5,081	-	5,081	-
	74,340	5,081	-	30,081	-
Cost of goods sold	6,669	4,776	-	4,776	-
Gross profit	67,671	305	-	25,305	-

Expenses:
Officer's compensation	157,500	25,000	-	50,000	-
Advertising and promotion	24,320	4,725	250	4,912	1,921
Computer and internet	10,264	436	1,187	852	2,329
Professional fees	36,003	3,003	7,974	3,762	15,093
Rent	5,900	-	892	-	1,475
Repairs and maintenance	6,827	-	124	-	187
Trade shows	4,347	447	-	4,347	-
Travel	27,378	5,158	2,906	5,511	5,167
Other	57,595	429	4,078	4,655	9,828
	330,134	39,198	17,411	74,039	36,000

Net loss before other income and expenses	(262,463)	(38,893)	(17,411)	(48,734)	(36,000)

Other income and (expenses)
Interest expense	(2,856)	(591)	(432)	(1,141)	(682)
Provision for income taxes	-	-	-	-	-
	(2,856)	(591)	(432)	(1,141)	(682)

Net loss	$(265,319)	$(39,484)	$(17,843)	$(49,875)	$(36,682)

Basic and diluted loss per share	$(0.04)	$(0.00)	$(0.00)	$(0.01)	$0.00

Basic and diluted weighted average number of shares outstanding	5,963,348	5,038,526	6,237,536	4,542,647	4,084,592

See accompanying notes to unaudited condensed  financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from November 8, 2010 (Inception) to June 30, 2013
						Accumulated
					Additional	Deficit During	Total
	Common Stock		Preferred Class A		Paid in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Issuance of common shares for services $0.0001 per share	752,000	$75	-	$-	$-	$-	$75
Issuance of common shares for cash at at $0.08 per share	81,250	8	-	-	6,492	-	6,500
Issuance of common shares for cash at at $0.08 per share	37,500	4	-	-	2,996	-	3,000
Issuance of common shares for cash at at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.00133 per share	187,500	19	-	-	231	-	250
Issuance of common shares for cash at at $0.02 per share	12,500	1	-	-	249	-	250
Issuance of common shares for services at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.01 per share	25,000	3	-	-	247	-	250
Issuance of common shares for cash at $0.002 per share	315,000	32	-	-	598	-	630
Net loss	-	-			-	(4,457)	(4,457)
Balance - December 31, 2010	1,660,750	166	-	-	30,789	(4,457)	26,498

Issuance of common shares for cash at $0.0034 per share	250,000	25	-	-	825	-	850
Issuance of common shares for cash at $0.01 per share	25,000	2	-	-	248	-	250
Issuance of common shares for cash at $0.016 per share	12,500	1	-	-	199	-	200
Issuance of common shares for cash at $0.0019 per share	75,000	8	-	-	135	-	143
Issuance of common shares for cash at $0.0014 per share	250,000	25	-	-	325	-	350
Issuance of common shares for services $0.002 per share	3,750,000	375	-	-	7,125	-	7,500
Issuance of common shares for cash at $0.0167 per share	300,000	30	-	-	4,970	-	5,000
Issuance of common shares for services $0.08 per share	20,000	2	-	-	1,598	-	1,600
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Issuance of common shares for cash at $0.08 per share	53,500	5	-	-	4,275	-	4,280
Issuance of common shares for cash at $0.08 per share	12,500	1	-	-	999	-	1,000
Subtotals	6,415,500	641	-	-	51,987	(4,457)	48,171

Subtotals	6,415,500	$641	-	$-	51,987	$(4,457)	$48,171
Issuance of common shares for cash at $0.04 per share	100,000	10	-	-	3,990	-	4,000
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Net loss	-	-	-	-	-	(36,788)	(36,788)
Balance - December 31, 2011	6,521,750	652	-	-	56,476	(41,245)	15,883

Issuance of common shares upon partial conversion of note at $0.001 per share	150,000	15	-	-	135	-	150
Net loss	-	-	-	-	-	(174,199)	(174,199)
Balance - December 31, 2012	6,671,750	667	-	-	56,611	(215,444)	(158,166)

Issuance of common shares upon partial conversion of note at $0.001 per share	660,000	66	-	-	594	-	660
Issuance of common shares upon partial conversion of note at $0.001 per share	200,000	20	-	-	180	-	200
Issuance of common shares upon partial conversion of note at $0.0001 per share	700,000	70	-	-	70	-	70
Net loss	-	-	-	-	-	(49,875)	(49,875)
Balance - June 30, 2013	8,231,750	$823	-	$-	$57,385	$(265,319)	$(207,111)

See accompanying notes to unaudited condensed  financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012 and for the Period
From November 8, 2010  (Inception) to June 30, 2013

	From
	November 8,
	2010 (Inception) to	For the Six Months Ended June 30,
	June 30, 2013	2013	2012

Cash flows from operating activities:
Net loss	$(265,319)	$(49,875)	$(36,682)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	9,175	-	-
Depreciation expense	444	115	78
Inventory	(4,000)	(4,000)	-
Security deposit	(265)	-	-
Accounts payable and accrued expenses	167,834	56,364	(2,612)
Net cash used by operating activities	(92,131)	2,604	(39,216)

Cash flows from investing activities:
Purchase of equipment	(5,758)	-	-
Net cash used by investing activities	(5,758)	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	49,033	930	-
Stockholder's loan	26,312	(902)	7,627
6% convertible notes	24,720	(930)	25,000
Net cash provided by financing activities	100,065	(902)	32,627

Net increase in cash	2,176	1,702	(6,589)
Cash at beginning of period	-	474	33,409
Cash at end of period	$2,176	$2,176	$26,820

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,274	$205	$432
Income taxes	$-	$-	$-

See accompanying notes to unaudited condensed  financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medifirst Solutions, Inc. ("MSI" or the "Company") was incorporated in Nevada in November 2010.  The Company is in the development stage and has a diverse product line including both consumer products and digital media.  The Company has a Health & Wellness division with an LED Light Therapy System that it distributes.  The Company plans to launch "Florida Health Community" as an on-line healthcare directory and social media site geared towards both professionals and consumers.  MSI also intends to produce a tabloid size newsletter with healthcare industry related news and events.  MSI holds the trademark to, and will sell on-line, the Miracle-cigTM, an electronic cigarette that is tobacco free and that emits a fine water mist in place of smoke.  Additionally, MSI will offer print and digital marketing and advertising services to its client base of medical professionals as well as solicit new business in other business sectors.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2012.

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
June 30, 2013

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

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value.

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 2.  EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at June 30, 2013 and 2012:

	2013	2012
Computer equipment	$5,758	$5,758

Less: accumulated depreciation	(444)	(230)

	$5,314	$5,528

Depreciation for the three months ended June 30, 2013 and 2012 was $115 and $78, respectively.

Note 3.  LOANS PAYABLE - STOCKHOLDERS

During the period ended June 30, 2013 a stockholder of the Company advanced the Company $9,757 to pay for certain expenses.  The loan has a balance of $16,312 at June 30, 2013, bears no interest and is payable on demand.

At June 30, 2013 the Company was indebted to a stockholder in the amount of $5,000.  The loan has an interest of 20%.  Principal and accrued interest were due and payable on July 2, 2012.

At June 30, 2013 the Company was indebted to a stockholder in the amount of  $5,000.  The loan has an interest of 10%.  Principal and accrued interest were due and payable on June 2, 2013.

Note 4.  6% CONVERTIBLE NOTES

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012.  Interest on the notes accrued at the rate of 6% per annum for the term of the notes and was payable upon maturity.

In June 2013, two of the note holders converted $70 of note principal into 700,000 shares of the Company's common stock.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 4.  6% CONVERTIBLE NOTES (continued)

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock.  The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 814,943 shares at June 30, 2013.

In May 2012, the Company issued a $25,000 6% per annum note that matured in November 2012.  In December 2012 the note was amended to be a convertible note.  Interest on the note accrues interest at 6% per annum and is payable when the note matures.

The holder of the $25,000 note has the option of converting it at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 814,943 shares at June 30, 2013.

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 5.  STOCKHOLDERS' EQUITY (continued)

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

In April 2011, the Company issued 300,000 shares of common stock at $0.0167 per share.

In October 2011, the Company issued 20,000 shares of common stock at $0.08 per share for services provided to the company.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 5.  STOCKHOLDERS' EQUITY (continued)

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

In June 2013, the Company issued 700,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

Note 6.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	39%
Effect of operating losses	(39)%
0%

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 6.  INCOME TAXES (continued)

As of June 30, 2013, the Company has a net operating loss carryforward of approximately $250,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2013.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 7.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to June 30, 2013, the Company incurred a net loss of approximately $265,000.  In addition, the Company has no significant assets or revenue generating operations.

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

Note 8. SUBSEQUENT EVENTS

In July 2013, two notes were partially converted into 750,000 shares of the Company's common stock at the conversion rate of $0.001 per share.

In August 2013, one note was partially converted into 300,000 shares of the Company's common stock at the conversion rate of $0.001 per share.

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

Health & Wellness Division

Medifirst Light Therapy Systems. Medifirst has launched a new Health and Wellness Division with a new and cutting-edge LED Botanical Light Therapy Systems.  Medifirst signed an agreement with Panacea Photonics whereas it is the exclusive distributor for New York and New Jersey for the LED Light Therapy Systems that incorporates rainforest botanicals in using the technology. The company plans on expanding and rolling out the systems to other parts of the country and will be attending a major tradeshows. Medifirst has attended trade shows in both New York and Orlando and will continue to introduce the LED systems to both the public and to healthcare professionals. The Botanical Light Therapy Systems will appeal to Doctors, Chiropractors, Acupuncturists,  Cosmetologists, Spa and Wellness Centers and most practitioners of Alternative Medicine. This sector represents thousands of healthcare professionals that fall within our exclusive territory and gives us a fantastic opportunity to greatly expand our client base and develop more products to add to our pipeline.” The patent-pending Light Therapy System, developed by Panacea Photonics, uses special botanical formulas to produce amazing results. The botanical solutions utilize highly researched and artfully blended South American Rain Forest botanicals and are rigorously tested to insure the highest levels of performance & safety. They are formulated with 100% all-natural, naturally harvested, hand-crafted, artfully blended & indigenous tribally sourced botanicals.

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

Florida Health Community

Website and Newsletter. Medifirst has decided to expand its Health & Wellness division and related services in Florida and is currently reevaluating the The Florida Health Community website and Newsletter as to how it integrates into the newly formed wellness division. A decision is expected by the end of the year.

Advertising Agency. Medifirst Solutions will also expand to provide website, publishing, marketing, print and video production services for hire to the both healthcare and non healthcare professionals.  Many of the Medifirst clients are in need of a business website and other various promotional materials such as brochures, company logo, video promotions and editorial services. The company management anticipates that over the next twelve months we anticipate to continue to offer our and expand our creative services.

Results of Operations

Fiscal Year Ended December 31, 2013

Revenues

During the three months ended June 30, 2013 and 2012, we generated $ 5,081 and $-0- in revenues, respectively.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans.

Expenses

For the three months ended June 30, 2013 and 2012, expenses were $39,198 and $17,411, respectively.

We expect expenses for 2013 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the three months ended June 30, 2013 and 2012, professional fees were $3,003 and $7,974, respectively.

We expect professional fees for 2013 to trend marginally downward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company.  This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the three months ended June 30, 2013 and 2012, other expenses was  $591 and $432, respectively.

Expense for the three months ended June 30, 2013 consisted of interest expense.

Net Income/(Loss)

For the three months ended June 30, 2013 and 2012, the company had a net loss of $39,484 and $17,843.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders.  At June 30, 2013 and 2012, our principal sources of liquidity included cash and cash equivalents of $2,176 and $26,820, respectively.

As of June 30, 2013, we did not have any significant commitments for capital expenditures.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities
On June 14, 2013, the Company issued 700,000 shares of common stock to two holders of convertible promissory notes upon the exercise of conversion rights by the holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant’s board of directors.

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

August 15, 2013

	By	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

	By	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer (Principal Financial Officer)