Form 10-Q
period 2013-09-30
Medifirst Solutions, Inc.
filed 2013-11-19
CIK 1522704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 18, 2013 there were 13,281,750 shares of Common Stock, $0.0001 par value, outstanding and 0 shares of Preferred Stock, .0001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4.	Controls and Procedures.	21

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information.	21

Item 6.	Exhibits.	21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Balance Sheet
Condensed Balance Sheets
September 30, 2013 and December 31, 2012

ASSETS

	September 30, 2013	December 31, 2012
	(Unaudited)

Current Assets:
Cash	$-	$474
Prepaid expenses	2,500	-
Inventory	4,000	-
Total current assets	6,500	474

Property, Plant and Equipment, net	5,256	5,429

Other Assets
Security deposit	265	265

	$12,021	$6,168

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Bank overdraft	$1,826	$-
Accounts payable and accrued expenses	192,907	111,470
Loans payable - stockholders	29,253	27,214
6% convertible notes	9,390	25,650
Total current liabilities	233,376	164,334

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 11,131,750 and 6,671,750 shares issued and outstanding, respectively	1,113	667
Additional paid in capital	63,480	56,611
Deficit accumulated during development stage	(285,948)	(215,444)
	(221,355)	(158,166)

	$12,021	$6,168

See accompanying summary of notes to unaudited condensed  financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2013 and for the Period
From November 8, 2010  (Inception) to September 30, 2013

	From November 8, 2010 (Inception) to September 30,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2013	2012	2013	2012

Consulting fee revenue	$74,800	$16,500	$-	$41,500	$-
Product sales, net	19,508	3,468	-	8,549	-
	94,308	19,968	-	50,049	-
Cost of goods sold	7,834	1,165	-	5,941	-
Gross income	86,474	18,803	-	44,108	-

Expenses:
Officer's compensation	182,500	25,000	-	75,000	-
Advertising and promotion	31,832	7,512	140	12,424	2,061
Computer and internet	10,459	195	1,003	1,047	3,332
Fees	-	(3,762)	12,000	-	12,249
Professional fees	42,925	10,684	5,350	10,684	20,443
Rent	6,725	825	900	825	2,375
Repairs and maintenance	6,866	(4,308)	-	39	187
Travel	27,647	269	1,062	5,780	6,229
Other	60,348	2,753	2,268	7,408	11,847
	369,302	39,168	22,723	113,207	58,723

Net loss before other income and expenses	(282,828)	(20,365)	(22,723)	(69,099)	(58,723)

Other income and (expenses)
Interest expense	(3,120)	(264)	(44)	(1,405)	(726)
Provision for income taxes	-	-	-	-	-
	(3,120)	(264)	(44)	(1,405)	(726)

Net loss	$(285,948)	$(20,629)	$(22,767)	$(70,504)	$(59,449)

Loss per common share - Basic and fully diluted	$(0.05)	$(0.00)	$-	$(0.01)	$-

Weighted average number of shares outstanding - Basic and fully diluted	6,283,851	9,564,359	5,902,262	6,925,706	5,309,829

See accompanying summary of notes to unaudited condensed  financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from November 8, 2010 (Inception) to September 30, 2013

	Common Stock		Preferred Class A		Additional Paid	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Stage	Equity
Issuance of common shares for services $0.0001 per share	752,000	$75	-	$-	$-	$-	$75
Issuance of common shares for cash at at $0.08 per share	81,250	8	-	-	6,492	-	6,500
Issuance of common shares for cash at at $0.08 per share	37,500	4	-	-	2,996	-	3,000
Issuance of common shares for cash at at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.00133 per share	187,500	19	-	-	231	-	250
Issuance of common shares for cash at at $0.02 per share	12,500	1	-	-	249	-	250
Issuance of common shares for services at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.01 per share	25,000	3	-	-	247	-	250
Issuance of common shares for cash at $0.002 per share	315,000	32	-	-	598	-	630
Net loss	-	-			-	(4,457)	(4,457)
Balance - December 31, 2010	1,660,750	166	-	-	30,789	(4,457)	26,498

Issuance of common shares for cash at $0.0034 per share	250,000	25	-	-	825	-	850
Issuance of common shares for cash at $0.01 per share	25,000	2	-	-	248	-	250
Issuance of common shares for cash at $0.016 per share	12,500	1	-	-	199	-	200
Issuance of common shares for cash at $0.0019 per share	75,000	8	-	-	135	-	143
Issuance of common shares for cash at $0.0014 per share	250,000	25	-	-	325	-	350
Issuance of common shares for services $0.002 per share	3,750,000	375	-	-	7,125	-	7,500
Issuance of common shares for cash at $0.0167 per share	300,000	30	-	-	4,970	-	5,000
Issuance of common shares for services $0.08 per share	20,000	2	-	-	1,598	-	1,600
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Issuance of common shares for cash at $0.08 per share	53,500	5	-	-	4,275	-	4,280
Issuance of common shares for cash at $0.08 per share	12,500	1	-	-	999	-	1,000
Issuance of common shares for cash at $0.04 per share	100,000	10	-	-	3,990	-	4,000
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Net loss	-	-	-	-	-	(36,788)	(36,788)
Balance - December 31, 2011	6,521,750	652	-	-	56,476	(41,245)	15,883

Issuance of common shares upon partial conversion of note at $0.001 per share	150,000	15	-	-	135	-	150
Net loss	-	-	-	-	-	(174,199)	(174,199)
Balance - December 31, 2012	6,671,750	667	-	-	56,611	(215,444)	(158,166)

Issuance of common shares upon partial conversion of note at $0.001 per share	660,000	66	-	-	594	-	660
Issuance of common shares upon partial conversion of note at $0.001 per share	200,000	20	-	-	180	-	200
Issuance of common shares upon partial conversion of note at $0.0001 per share	700,000	70	-	-	-	-	70
Issuance of common shares for services $0.10 per share	50,000	5	-	-	4,995	-	5,000
Issuance of common shares upon partial conversion of note at $0.0006 per share	400,000	40	-	-	200	-	240
Issuance of common shares upon partial conversion of note at $0.001 per share	300,000	30	-	-	270	-	300
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40	-	-	-	-	40
Issuance of common shares upon partial conversion of note at $0.0001 per share	50,000	5	-	-	-	-	5
Issuance of common shares upon partial conversion of note at $0.001 per share	700,000	70	-	-	630	-	700
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Issuance of common shares upon partial conversion of note at $0.0001 per share	300,000	30	-	-	-	-	30
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Net loss	-	-	-	-	-	(70,504)	(70,504)
Balance - September 30, 2013	11,131,750	1,113	-	-	63,480	(285,948)	(221,355)

See accompanying summary of notes to unaudited condensed  financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and for the Period
From November 8, 2010  (Inception) to September 30, 2013

	From November 8, 2010 (Inception) to September 30,	For the Nine Months Ended September 30,
	2013	2013	2012
Cash flows from operating activities:
Net loss	$(285,948)	$(70,504)	$(59,449)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	14,175	5,000	-
Depreciation expense	502	173	119
Prepaid expenses	(2,500)	(2,500)	-
Inventory	(4,000)	(4,000)	-
Security deposit	(265)	-	-
Bank overdraft	1,826	1,826	-
Accounts payable and accrued expenses	192,907	81,437	(2,306)
Consulting services provided to repay convertible debt	(14,000)	(14,000)	-
Net cash used by operating activities	(97,303)	(2,568)	(61,636)

Cash flows from investing activities:
Purchase of equipment	(5,758)	-	-
Net cash used by investing activities	(5,758)	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	50,418	2,315	-
Shareholder's loan	29,253	2,039	597
Loan payable - other	23,390	(2,260)	30,000
Net cash provided by financing activities	103,061	2,094	30,597

Net decrease in cash	-	(474)	(31,039)
Cash at beginning of period	-	474	33,409
Cash at end of period	$-	$-	$2,370

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,088	$1,405	$726
Income taxes	$-	$-	$-

See accompanying summary of notes to unaudited condensed  financial statements.

Notes to Condensed Consolidated Financial Statements
Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013

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
September 30, 2013

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
September 30, 2013

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2013.

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013

Note 2.  PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at September 30, 2012:

Computer equipment	$5,758
Less: accumulated depreciation	(502)

$5,256

Depreciation expense was $173 and $119 for the nine months ended September 30, 2013 and  2012, respectively.

Note 3.  LOANS PAYABLE - STOCKHOLDERS

During the period ended September 30, 2012 a stockholder of the Company advanced the Company $2,039 to pay for certain expenses.  The loan has a balance of $19,253 at September 30, 2013, bears no interest and is payable on demand.

At September 30, 2013 the Company was indebted to a stockholder in the amount of $5,000.  The loan has an interest of 20%.  Principal and accrued interest were due and payable on July 2, 2012.

At September 30, 2013 the Company was indebted to a stockholder in the amount of  $5,000.  The loan has an interest of 10%.  Principal and accrued interest were due and payable on June 2, 2013.

Note 4.  6% CONVERTIBLE NOTES

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012.  Interest on the notes accrued at the rate of 6% per annum for the term of the notes and was payable upon maturity.

In June 2013, the note holders converted $70 of note principal into 700,000 shares of the Company's common stock.

In July 2013, the note holders converted $240 of note principal into 400,000 shares of the Company's common stock.

In August 2013, the note holders converted $45 of note principal into 450,000 shares of the Company's common stock.

In September 2013, the note holders converted $100 of note principal into 1,000,000 shares of the Company's common stock.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013

Note 4.  6% CONVERTIBLE NOTES (continued)

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock.  The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,112,062 shares at September 30, 2013.

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

In July 2013, the note was reduced by $14,000 to reflect consulting services provided by the Company to the note holder.

In July 2013, in a private transaction, the original note holder transferred the note to third party.  In August 2013, the new note holder transferred $4,475 of principal to a stockholder of the company.

In July 2013, the note holder converted $300 of note principal into 300,000 shares of the Company's common stock.  The remaining principal on this portion of the note at September 30, 2013 is $5,215.  The note holder has the option of converting the balance at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,112,062 shares at September 30, 2013.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013

Note 4.  6% CONVERTIBLE NOTES (continued)

In August 2013, one of the note holders converted $700 of note principal into 700,000 shares of the Company's common stock.  The remaining principal on this portion of the note at September 30, 2013 is $4,475.  The note holder has the option of converting the balance at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,112,062 shares at September 30, 2013.

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
September 30, 2013

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013

Note 5.  STOCKHOLDERS' EQUITY (continued)

In March 2013, the Company issued 200,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 4).

In June 2013, the Company issued 700,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

In July 2013, the Company issued 50,000 shares of common stock at $0.10 per share under the terms of a consulting agreement (See note 6).

In July 2013, the Company issued 400,000 shares of common stock at $0.0006 per share as partial conversion of a note (See note 4).

In July 2013, the Company issued 300,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 4).

In August 2013, the Company issued 400,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

In August 2013, the Company issued 50,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

In August 2013, the Company issued 700,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 4).

In September 2013, the Company issued 350,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

In September 2013, the Company issued 300,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

In September 2013, the Company issued 350,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

Note 6.  COMMITMENTS AND CONTINGENCIES

The Company leases its office space on a month to month basis at the rate of $250 per month.

Rent expense for the nine months ended September 30, 2013 and 2012 totaled $825 and $2,375, respectively.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013

Note 6.  COMMITMENTS AND CONTINGENCIES (continued)

In July 2013, the Company entered into a consulting agreement with an individual for a one year term.  Under the terms of this agreement the Company has agreed to compensate the consultant with 100,000 shares of the Company's common stock.  As of September 30, 2013 the consultant received 50,000 shares of the Company's common stock valued its the fair market value of $0.10 per share (See note 5).  At September 30, 2013, $2,500 has been recorded as an expense in the current period and $2,500 has been recorded as a prepaid expense.

Note 7.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	39%
Effect of operating losses	(39	) %
	0%

As of September 30, 2013, the Company has a net operating loss carryforward of approximately $265,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2013.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 8.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to September 30, 2013, the Company incurred a net loss of approximately $286,000.  In addition, the Company has no significant assets or revenue generating operations.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2013

Note 8.  BASIS OF REPORTING (continued)

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

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010.   We are in the development stage and have a diverse product line including both consumer products and digital media.  Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, developing our models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing our offices and identifying future sources of capital.  At the present time, our  products are Botanical LED Light Therapy and the Miracle-cigTM, an electronic cigarette that is tobacco free and that emits a fine water mist in place of smoke. We have recently begun selling our product and services and generating revenue from our business operations. All of our operations are currently conducted through the Company and we do not have any subsidiaries.  See “Description of Business” contained herein.

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

Florida Health Community

Website and Newsletter. Medifirst has decided to expand its Health & Wellness division and related services in Florida and is currently still reevaluating the The Florida Health Community website and Newsletter as to how it integrates into the newly formed wellness division. A decision is expected by the end of the year.

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

Results of Operations

Fiscal Year Ended December 31, 2013

Revenues

During the three months ended September 30, 2013 and 2012, we generated $19,968 and $-0- in revenues, respectively.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans.

Expenses

For the three months ended September 30, 2013 and 2012, expenses were $1,165 and $-0-, respectively.

We expect expenses for 2013 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the three months ended September 30, 2013 and 2012, professional fees were $10,684 and $5,350, respectively.

We expect professional fees for 2013 to trend marginally downward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company.  This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the three months ended September 30, 2013 and 2012, other expenses was  $264  and $44, respectively.

Expense for the three months ended September 30, 2013 consisted of interest expense.

Net Income/(Loss)

For the three months ended September 30, 2013 and 2012 the company had a net loss of $20,629 and $22,767.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders.  At September 30, 2013 and 2012, our principal sources of liquidity included cash and cash equivalents of $-0- and $2,370, respectively.

As of September 30, 2013, we did not have any significant commitments for capital expenditures.

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

Item 3.  Quantitative and Qualitative Disclosures About  Market Risk.

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1),  and is not required to provide the information required by this Item.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In July 2013, the Company issued 700,000 shares of common stock to two holder of convertible promissory notes upon the exercise of conversion rights by the holders.

In August 2013, the Company issued 1,150,000,000 shares of common stock to three holders of convertible promissory notes upon the exercise of conversion rights by the holders.

In September 2013, the Company issued 1,000,000 shares of common stock to three holders of convertible promissory notes upon the exercise of conversion rights by the holders.

Each of these transactions was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof. In the alternative, the common stock  is an exempt security pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

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

November 18, 2013

By	/s/ Bruce Schoengood
Bruce Schoengood
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Bruce Schoengood
Bruce Schoengood
Chief Financial Officer
(Principal Financial Officer)