Form 10-K
period 2013-12-31
Medifirst Solutions, Inc.
filed 2014-04-15
CIK 1522704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-178825

Medifirst Solutions, Inc.
(Name of small business issuer in its charter)

NEVADA	23-3888260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

45 E. Main St. Suite 208 Freehold NJ 07728
(Address of Principal Executive Offices)

Issuer’s telephone number: (732) 786-8044

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

Large accelerated filer.	☐	Accelerated filer.	☐
Non-accelerated filer.	☐	Smaller reporting company.	☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013:   NOTE: You need to calculated the aggregate market value of your shares outstanding as of June 30, not the bid and ask prices.

As of April 14 2013, there were [16,381,750] shares of the issuer’s common stock outstanding.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	new competitors are likely to emerge and new technologies may further increase competition;

•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;

•	our ability to obtain future financing or funds when needed;

•	our ability to successfully obtain and maintain our diverse customer base;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties; and

•	our ability to maintain and execute a successful business strategy.

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

PART I

ITEM 1.  BUSINESS

Corporate History

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010.   We are in the development stage and have a diverse product line including both consumer products and digital media.  Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, developing our models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing our offices and identifying future sources of capital. At the present time, The Company is a distributor for Botanical LED Light Therapy products,  has instituted an anti-aging program in the Boca Med Spa in Boca Raton Florida, is a dealer for Atmospheric Water Solutions, Inc. to sell water machines that makes drinking water from air, has a computer IT remote support division, and has secured trademarks for magazines that would cover the legal cannabis in Colorado, Florida as well as the B2B industry. The company plans to launch a website portal for the cannabis industry. Currently medical marijuana is not legalized in Florida but the company is exploring all opportunities and possibilities for related services that does not directly involve cannabis, or any forms of cannabis should it become legal.  We have a subsidiary called  Consumer Resources Consulting for IT support.

We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings. To date, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, or consolidations and we currently have no intention to engage in a merger with an unidentified company. We have acquired Consumer Resources Consultants, Inc. and may pursue strategic acquisitions that complement our current business model which may allow us to expand our activities and capabilities and advance our production if the appropriate opportunity arises. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act, since we have a specific business plan or purpose as described in this annual report.

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

The Market

In a recent report by iData Research, a leading authority in pharmaceutical market research, the market for cosmetic plastic surgery, facial aesthetics and medical lasers is expected to almost double in size, exceeding $3 billion by 2017. The market for Botox injections is expected grow to an estimated $543 million by 2017.

In addition to Botox, competitor Dysport is rapidly growing in the market.  Juviderm and Restylane facial dermal fillers are also growing in the lucrative injectable filler market. iData’s report states that the U.S. market for aesthetic facial injectable products is valued at almost $860 million in 2010.

The cosmeceutical industry is rapidly growing, with expected double-digit growth during the next 3 years. Although demand is growing, competition is also increasing with the entry of mass-market chains and alternative treatment options. In addition to the major manufacturers, doctor brands are penetrating the market and taking a significant market share.

According to another recent market report published by Transparency Market Research "Skincare Devices Market (Lasabrasion, Microdermabrasion, Liposuction, LED Therapy, Dermatoscopes, Skin Rejuvenation, Cellulite Reduction, Skin Tightening & Body Contouring and Hair Removal) - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018," in 2011, the global skincare devices market was valued at USD 5.4 billion and is expected to grow at a CAGR of 10.1% from 2012 to 2018, to reach an estimated value of USD 10.7 billion in 2018. The market for LED therapy devices accounted for the largest share of the total market for treatment devices whereas the lasabrasion devices market is expected to record the highest growth during the forecast period. The rising numbers of liposuction and hair removal procedures make these market segments highly attractive in terms of revenue and CAGR. Worldwide acceptance and use of laser and light based devices for aesthetic treatments will drive growth in future.

Market Strategy

Our strategic marketing plan is based on utilizing (1) social media, print advertising and attending trade shows and conferences. However, we cannot guarantee that any of our marketing efforts will be successful or offer any assurances that we will be successful in selling the LED Light Therapy Devices to health care professionals.

Internet Sales

The company will promote the device on the internet but is it not sold online.

Direct Sales.

Attending trade shows is one of the most effective ways we can expose our product to large numbers of potential buyers both domestic and international. The LED can be used by any spa and wellness centers and does not require supervision under a doctor.

Regulation

LED device is safe with no side effects and does not have to be registered as a medical device with the FDA.

Competition

Most devices and procedures currently used are invasive with potential side effects. Additionally, many of these procedures are very expensive for both the health care professionals to purchase them as well as the procedure cost to the patient or consumer. This includes: Class four lasers, Microdermabrasion, Fraxel lasers, Botox, skin fillers, chemical peels and others. The LED Light Therapy is non invasive, affordable, mobile and easy to use. We offer our LED device kits at an average price of $2,000 compared to tens of thousands to our competition. Because of the low cost, each spa or healthcare professional have to flexibility to set their rates for their clients or patients.

Atmospheric Water Solutions

The company is a dealer and sales representative for Atmospheric Water Solution, a Florida based company that generates water by using an advanced patented technology. The water generating machines extract water directly from the air we breathe. By using a patented, advanced filtration and purification system, AWS machines purify water to the cleanest, purest standards in the world. Simply put, this is very pure drinking water. Medifirst is the exclusive distributor for tradeshows within the US for the entire Spa and Wellness industry and will seek to expand to international sales as well. The units operate on standard 110V power and on average one gallon of water generated will cost about 10 cents. The units start as a table top model generating up to three gallons a day to large standing machines making up to 400 gallons a day.

Revenue

We expect to generate revenue through trade shows for the Spa and Wellness industry and have begun to generate sales in Q1 of 2014.

The Market

Across the globe consumers have reached into their pockets to the tune of $50 billion dollars this year to purchase bottled water.  In the United States consumers have reached into their pocket to the tune of $10.8 billion dollars to purchase bottled water, which is a tremendous statement as to consumer’s support of the bottled water industry. The latest upward trend in the purchasing power of bottled water was reflected in 2006 when total bottled water volume exceeded 8.25 billion gallons, a 9.5 percent increase over 2005, and the 2006 bottled water per capita consumption level of 27.6 gallons increased by over two gallons, from 25.4 gallons per capita the previous year. Additionally, the wholesale sales for bottled water in 2006 increased 8.5 percent over 2005. Today bottled water is the fastest-growing beverage category in the world and the preferred beverage of choice in our present on-the-go society.

Market Strategy

The company has introduced the water machine at the premiere Spa and Wellness show in the country, the IECSC show at the Javits Center in NYC this past March.  We will continue to introduce the machines at all events we attend as an exhibitor. Additionally, the manufacturer will continue to provide Medifirst leads and sales from the Spa and wellness industry.

Competition

There are several online companies selling water from airs devices. According to Atmospheric Water Solutions the manufacturer, they are violating their patent and have been contacted accordingly. But most of the competition is bottled water from the ground and not water from air. What sets us apart is that our machine makes the water from the humidity in the air and no other water source is needed. It is important to note that in a region with there is very little humidity, under 20% the device will not generate water.

Revenue

We have began to generate revenue as of Q1 of 2014.

Remote Technical Support

Consumer Resources Consultants Inc., a Florida based company that provides online remote technical support to PC users. Focusing on the ever increasing need for solid IT infrastructure in the medical industry, Medifirst has identified Consumer Resources as an integral fit in meeting this demand. By adding the skill set already demonstrated by Consumer Resources, Medifirst continues to expand its operations and team, filling key elements with an eye on the future.

The Market

Online computer repair is all set to emerge as one of the fastest growing fields in the IT sector. This factor has been revealed by the leading online computer support company, iRepair.net. The company has witnessed a tremendous growth in its subscriber base and a large number of computer users from across the world are finding their services more efficient, reliable as well as pretty affordable.

In the PC business enterprises, users prefer remote service providers for their specialization in handling a wide variety of devices from different manufacturers. Such a diverse array of portfolio is quite difficult to find with a local computer repair shop. For example, a local PC repair center may have staff to handle Dell machines but they may not be able to offer Toshiba tech support. Thus, a remote PC repair company has the right solution for the users of different computing devices. A majority of computer users is fast choosing a remote PC repair service provider for the convenience and flexibility they get from them.

Market Strategy

The company will use social media, and internet advertising and marketing as well as already established relationships to continue to produce sales, growth and revenue.

Competition

There are dozens of companies offering PC support in the online marketplace.  This is a very competitive industry including pricing and service. Consumer Resources is trying to establish itself at a small boutique business  for quality service and IT support.

Revenue

We have began to generate revenue as of Q1 of 2014.

Legal Medical Marijuana

Currently Medifirst is not doing any business in the legal medical or recreational industry. It is closely watching the progress in Florida to legalize medical marijuana. Based on current federal laws, the company will not be growing or selling marijuana in any states where it is legal or becoming legal. Medifirst has identified a number of possible products and services for the industry that does not directly involve legal marijuana directly. Magazine publishing and an industry website portal are both currently planned. The company is currently looking into kitchen services and industry consulting as possible future entry points for Florida. Medifirst will at the time of legalization will study state and federal rules, laws and restrictions very carefully before making its final decisions to enter those business or services.

The Market

U.S. retail cannabis sales will rise more than five-fold over the next five years, from an estimated $2.2-$2.6 billion in 2014 to $7.4-8.2 billion in 2018, according to new financial data released today in the 2014 edition of the Marijuana Business Fact book. Although the 2014 estimated sales are right in line with predictions from last year’s edition of the Fact book, the 2018 forecast has risen by roughly $2 billion. This lift is largely due to the impact of last August’s Cole Memorandum wherein the federal Department of Justice stated it would take a hands-off approach to the cannabis industry as long as companies obey local laws and state regulations and oversight are strict.

Market Strategy

The Company will use social media, and internet advertising and marketing as well as already established relationships to market its products.

Competition

The legal marijuana industry is on its infancy accordingly it is a great to try to establish whatever products the Company see fit.

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

Our auditor’s report on our December 31, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We have begun selling our products and services which has generated some revenue. If we are unable to develop sufficient additional customers for our products and services, we will not generate enough revenue to sustain our business, and the Company may fail.

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

Risks Related to Botanical Light Therapy

When our current agreement with the manufacturer expires we will no long have the exclusive territory for New York and New Jersey. This can provide more completion. Units are purchased from the manufacturer at his discretion; any interruptions of these arrangements would disrupt our ability to fill customers’ orders and have a material impact on our ability to operate the Light Therapy Sales Division.

Our manufacturer may also decide to stop manufacturing the product or stop selling the product to us, which would leave us without a supply source for LED Botanical Light therapy.  If we are unable to meet our sales commitments, it will adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm our business. In addition, in the absence of a manufacturing agreement, it is possible that other manufacturers could make and sell a similar product.

Risks Related to Atmospheric Water Solutions

Any significant increase in the cost, or disruption in supply, of the materials and components used to manufacture our products would have a material adverse effect on our cost of sales.

The water machines depends on a readily available on inventory and supply of parts and materials.  Should these components become unavailable our business could suffer and become unsustainable.

Unauthorized use of our Patents by third parties.

The manufacturer has identified several companies that it feels is infringing on its patents for the air to water technology. They have stated that they plan to enforce its patent protection, these companies in the meantime can provide more competition and adversely effect our sales.

Risks Related to Consumers Consultants  Resources and remote Technical support

We face the potential for competition from better financed competitors.

The internet marketplace for remote support is very competitive with dozens of companies offering remote IT support. Some of our existing and potential competitors may have competitive advantages over us such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable clients and manufacturers, and others may successfully mimic and adopt our business model.  Moreover, increased competition will provide clients additional alternatives, which could lead to lower prices and decreased revenues, profit margins and net income. We cannot assure you that we will be able to successfully compete against new or existing competitors.

Risks related to the Legal Marijuana business.

Currently Medifirst is not doing any business in the legal medical or recreational industry. It is closely watching the progress in Florida to legalize medical marijuana. Based on current federal laws, the company will not be growing or selling marijuana in any states where it is legal or becoming legal. Medifirst has identified a number of possible products and services for the industry that does not directly involve legal marijuana directly. Magazine publishing and an industry website portal are both currently planned. The company is currently looking into kitchen services and industry consulting as possible future entry points for Florida. Medifirst will at the time of legalization will study state and federal rules, laws and restrictions very carefully before making its final decisions to enter those business or services.

RISKS RELATED TO OUR COMMON STOCK

Our sole current officer and director owns a substantial amount of our common stock, which gives him significant control.

Our current sole officer, sole director and principal founding stockholder, Bruce Schoengood, beneficially owns approximately [27]% of the outstanding shares of our common stock. So long as this control is concentrated in the hands of Mr. Schoengood, he will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors. In addition, such control by Mr. Schoengood will allow him to establish his own compensation and other benefits and perquisites in an amount and manner that would have a negative impact on our net income which in turn could negatively impact the market price, if any, of our common stock.

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

Our common stock currently trades on a limited basis on the OTC Bulletin Board.  Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile.  There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, including:

•	our actual or anticipated operating and financial performance;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;

•	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

•	speculation in the press or investment community;

•	public reaction to our press releases, announcements and filings with the SEC;

•	the limited amount of our freely tradable common stock available in the public marketplace;

•	general financial market conditions;

•	the realization of any of the risk factors presented in this annual report;

•	the recruitment or departure of key personnel;

•	changes in market valuations of companies similar to ours; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

Our corporate and administrative office is located at 45 E. Main Street, Suite 208, Freehold NJ 07726 and our telephone number is (732) 786-8044. This office space is leased through May 1, 2015 at a monthly cost of approximately $525.00. There are currently no proposed programs for the renovation, improvement or development of the facilities currently used. We intend to renew the current lease prior to its termination. We believe these existing facilities are adequate for the foreseeable future.

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

Fiscal Year Ending December 31, 2014
Quarter Ended	High $		Low $
March 31, 2014 (through March [ 31], 2013)	[0.1140	]	[0.1020	]

Fiscal Year Ending December 31, 2013
Quarter Ended	High $		Low $
December 31, 2013	0.07		0.06
September 30, 2013 (from September 14, 2013)	0.0489		0.0489
June 30, 2013	0.0750		0.05
March 31, 2013	0.10		0.10

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

As of April 14, 2014, we have [16,381,750] shares of common stock issued and outstanding held by [345] stockholders.

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

Recent Sales of Unregistered Securities

During the past three years, we issued and sold the following securities without registration under the Securities Act.

•	In January 2011, the Company issued 250,000 shares of common stock at $0.0034 per share.

•	In January 2011, the Company issued 25,000 shares of common stock at $0.01 per share.

•	In January 2011, the Company issued 12,500 shares of common stock at $0.016 per share.

•	In March 2011 the Company issued 75,000 shares of common stock at $0.0019 per share.

•	In March 2011 the Company issued 250,000 shares of common stock at $0.0014 per share.

•	In October 2011, the Company issued 6,250 shares of common stock at $0.08 per share.

•	In November 2011, the Company issued 66,000 shares of common stock at $0.08 per share.

•	In December 2011, the Company issued 100,000 shares of common stock at $0.04 per share.

•	In December 2011, the Company issued 6,250 shares of common stock at $0.08 per share.

•	In December 2012, the Company issued 150,000 shares of common stock at $0.001 per share.

•	In January 2013, the Company issued 660,000 shares of common stock at .001 per share

•	In March 2013, the Company issued 200,000 shares of common stock at .001 per share

•	In June 2013, the Company issued 700,000 shares of common stock at .0001 per share

•	In July 2013, the Company issued 400,000 shares of common stock at .001 per share

•	In August 2013, the Company issued 450,000 shares of common stock at .0001 per share

•	In October 2013, the Company issued 1,000,000 shares of common stock at .0001 per share

•	In October 2013, the Company issued 350,000 shares of common stock at .001 per share

•	In October 2013, the Company issued 400,000 shares of common stock at .001 per share

•	In November 13, the Company issued 400,000 shares of common stock at .0001 per share

•	In December 2013, the Company issued 500,000 shares of common stock at .0001 per share

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

The holder of the note converted $1,010 of note principal into 1,010,000 shares of common stock as follows:

	Principal Amount	Conversion	Shares
Date of Conversion	Converted	Rate	Received
December 2012	$150	$0.001	$150,000

January 2013	$660	$0.001	$660,000

March 2013	$200	$0.001	$200,000

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

In August 2013, one of the note holders converted $700 of note principal into 700,000 shares of the Company's common stock.  The remaining principal on this portion of the note at September 30, 2013 is $3,475.  The note holder has the option of converting the balance at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,112,062 shares at September 30, 2013.

In October 2013, the note holder converted $1000 of total note principal 1,000,000 shares of Company’s common stock.

In October 2013, the note holders converted  $350 of total note principal into 350,000 shares of the Company's common stock.

In October 2013, the note holders converted $400 of note principal into 400,000 shares of the Company's common stock. Balance of the note is $4,725.

In November 2013, the note holders converted $40 of note principal into 400,000 shares of the Company's common stock. Balance of note is $250.

In December 2013, the note holders converted $50 of note principal into 500,000 shares of the Company's common stock. The balance of the note is $200.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2013.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section must be read in conjunction with the Audited Financial Statements included in this Prospectus.

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010.   We are in the development stage and have a diverse product line including both consumer products and digital media.  Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, developing our models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing our offices and identifying future sources of capital.  At the present time, The Company is a distributor for Botanical LED Light Therapy products,  has instituted an anti-aging program in the Boca Med Spa in Boca Raton Florida, is a dealer for Atmospheric Water Solutions, Inc. to sell water machines that makes drinking water from air, has a computer IT remote support division, and has secured trademarks for magazines that would cover the legal cannabis in Colorado, Florida as well as the B2B industry. The company plans to launch a website portal for the cannabis industry. Currently medical marijuana is not legalized in Florida but the company is exploring all opportunities and possibilities for related services that does not directly involve cannabis, or any forms of cannabis should it become legal. The company has a subsidiary called  Consumer Resources Consulting for IT support.

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

Atmospheric Water Solutions

The company is a Dealer and sales representative for Atmospheric Water Solution, a Florida based company that generates water by using an advanced patented technology. The water generating machines extract water directly from the air we breathe. By using a patented, advanced filtration and purification system, AWS machines purify water to the cleanest, purest standards in the world. Simply put, this is the purest water available on the planet. Medifirst is the exclusive distributor for tradeshows within the US for the entire Spa and Wellness industry and will seek to expand to international sales as well. The units operate on standard 110V power and on average one gallon of water generated will cost about 10 cents. The units start as a table top model generating up to three gallons a day to large standing machines making up to 400 gallons a day.

Remote Technical Support

Consumer Resources Consultant’s Inc., a Florida based company that provides online remote technical support to PC users. Focusing on the ever increasing need for solid IT infrastructure in the medical industry, Medifirst has identified Consumer Resources as an integral fit in meeting this demand. By adding the skill set already demonstrated by Consumer Resources, Medifirst continues to expand its operations and team, filling key elements with an eye on the future.

Publishing Division

The company has files for US trademarks for three magazine titles. The first publication is called “Marijuana News & Report” and is positioned to be the premiere industry national B2B trade magazine. The company also plans to create regional publications starting with “Colorado Buds” and "Florida Cannabis" which will be geared to the Florida and Colorado marijuana consumers and state tourism. The goal is to grab top tier positions in both the trade and consumer markets and to position these magazine as leaders of their category. The company also plans to produce digital version Ezines for online consumers. Medifirst is still in the planning stages with these publications.

Legal Medical Marijuana

The company is very interested and following very closely the progress of medical marijuana becoming legalized in Florida. Currently Medifirst  has an agreement with a Florida company, The Original Ganja Gourmet, who represents a known Denver operation. If legalization passes and is instituted, Medifirst may at that time, based on legalities, rules and regulations, help promote the brand to the business community. Medifirst has no plans to be directly involved with growing or selling legal medical marijuana. The company is considering other business opportunities with non-marijuana products but has not, at this time completed any related agreements.

Miracle-cig

The Miracle-cig is a trademarked name for our brand of disposable electronic cigarette. It is sold online at www.miraclecig.com. The company is considering selling this name or licensing to others and focusing on its other divisions. Our management planned on launching a new e-cig label and expanding into a new consumer market but has decided to wait until 2014. Additionally, we are still working our SEO and  seeking online affiliations.

Florida Health Community

Website and Newsletter. Medifirst has decided to change this to become an online portal for the cannabis industry. The company will only concentrate on developing the website. It can now cover both consumer and industry issues and present an opportunity for greater growth and expansion than FHC would have offered.

Results of Operations

Fiscal Year Ended December 31, 2013

Revenues

During the year ended December 31, 2013 and 2012, we generated $41,500 and $-0- in revenues, respectively.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans.

Expenses

For the year ended December 31, 2013 and 2012, expenses were $167,016 and $172,543, respectively.

We expect expenses for 2014 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the year ended December 31, 2013 and 2012, professional fees were $25,612 and $15,326, respectively.

We expect professional fees for 2014 to trend marginally downward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company.  This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the year ended December 31, 2013 and 2012, other expenses was  $1,488  and $1,656, respectively.

Expense for the three months ended December 31, 2013 consisted of interest expense.

Net Income/(Loss)

For the year ended December 31, 2013 and 2012 the company had a net loss of $114,812 and $174,199.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders.  At December 31, 2013 and 2012, our principal sources of liquidity included cash and cash equivalents of $3,720 and $474, respectively.

As of December 31, 2013, we did not have any significant commitments for capital expenditures.

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

It is the opinion of management that the audited consolidated financial statements for the calendar year ended December 31, 2013 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Medifirst Solutions, Inc.

We have audited the accompanying balance sheet of Medifirst Solutions, Inc., (A Development Stage Company) as of December 31, 2013, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2013 and 2012, and the period from inception (November 8, 2010) to December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medifirst Solutions, Inc., (A Development Stage Company) as of December 31, 2013, and results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and for the period from inception (November 8, 2010) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
April 11, 2014

Medifirst Solutions, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2013

2013
ASSETS
Current Assets:
Cash	$3,720
Prepaid expenses	2,500
Inventory	7,500
Total current assets	13,720

Equipment, net	5,199

Other Assets
Security deposit	265

$19,184

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Bank overdraft	$1,644
Accounts payable and accrued expenses	231,958
Loan payable - stockholder	41,855
6% convertible notes	8,800
Total current liabilities	284,257

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 13,431,750 and 6,671,750 shares issued and outstanding, respectively	1,343
Additional paid in capital	63,840
Deficit accumulated during development stage	(330,256)
(265,073)

$19,184

See accompanying notes to financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2013 and 2012 and for the Period
From November 8, 2010 (Inception) to December 31, 2013

	From November 8, 2010 (Inception) to December 31,
	2013	2013	2012

Consulting fee revenue	$74,800	$41,500	$-
Product sales, net	23,956	12,997	-
	98,756	54,497	-
Cost of goods sold	2,698	805	-
Gross income	96,058	53,692	-

Expenses:
Officer's compensation	207,500	100,000	100,000
Advertising and promotion	21,880	6,929	2,597
Computer and internet	10,686	1,274	3,980
Professional fees	57,853	25,612	15,326
Repairs and maintenance	6,866	39	277
Travel	28,660	6,793	6,758
Other	89,666	26,369	43,605
	423,111	167,016	172,543

Net loss before other income and expenses	(327,053)	(113,324)	(172,543)

Other income and (expenses)
Interest expense	(3,203)	(1,488)	(1,656)
Provision for income taxes	-	-	-
	(3,203)	(1,488)	(1,656)

Net loss	$(330,256)	$(114,812)	$(174,199)

Loss per common share - Basic and fully diluted	$(0.12)	$(0.02)	$(0.03)

Weighted average number of shares outstanding - Basic and fully diluted	2,696,488	6,700,517	6,545,752

See accompanying notes to financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from November 8, 2010 (Inception) to December 31, 2013

						Accumulated
					Additional	Deficit During	Total
	Common Stock		Preferred Class A		Paid in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Issuance of common shares for services $0.0001 per share	752,000	$75	-	$-	$-	$-	$75
Issuance of common shares for cash at at $0.08 per share	81,250	8	-	-	6,492	-	6,500
Issuance of common shares for cash at at $0.08 per share	37,500	4	-	-	2,996	-	3,000
Issuance of common shares for cash at at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.00133 per share	187,500	19	-	-	231	-	250
Issuance of common shares for cash at at $0.02 per share	12,500	1	-	-	249	-	250
Issuance of common shares for services at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.01 per share	25,000	3	-	-	247	-	250
Issuance of common shares for cash at $0.002 per share	315,000	32	-	-	598	-	630
Net loss	-	-	-	-	-	(4,457)	(4,457)
Balance - December 31, 2010	1,660,750	166	-	-	30,789	(4,457)	26,498
Subtotals	1,660,750	$166	-	$-	$30,789	$(4,457)	$26,498
Issuance of common shares for cash at $0.0034 per share	250,000	25	-	-	825	-	850
Issuance of common shares for cash at $0.01 per share	25,000	2	-	-	248	-	250
Issuance of common shares for cash at $0.016 per share	12,500	1	-	-	199	-	200
Issuance of common shares for cash at $0.0019 per share	75,000	8	-	-	135	-	143
Issuance of common shares for cash at $0.0014 per share	250,000	25	-	-	325	-	350
Issuance of common shares for services $0.002 per share	3,750,000	375	-	-	7,125	-	7,500
Issuance of common shares for cash at $0.0167 per share	300,000	30	-	-	4,970	-	5,000
Issuance of common shares for services $0.08 per share	20,000	2	-	-	1,598	-	1,600
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Issuance of common shares for cash at $0.08 per share	53,500	5	-	-	4,275	-	4,280
Issuance of common shares for cash at $0.08 per share	12,500	1	-	-	999	-	1,000
Subtotals	6,415,500	641	-	-	51,987	(4,457)	48,171

Subtotals	6,415,500	$641	-	$-	$51,987	$(4,457)	$48,171
Issuance of common shares for cash at $0.04 per share	100,000	10	-	-	3,990	-	4,000
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Net loss	-	-	-	-	-	(36,788)	(36,788)
Balance - December 31, 2011	6,521,750	652	-	-	56,476	(41,245)	15,883

Issuance of common shares upon partial conversion of note at $0.001 per share	150,000	15	-	-	135	-	150
Net loss	-	-	-	-	-	(174,199)	(174,199)
Balance - December 31, 2012	6,671,750	667	-	-	56,611	(215,444)	(158,166)
Issuance of common shares upon partial conversion of note at $0.001 per share	660,000	66	-	-	594	-	660
Issuance of common shares upon partial conversion of note at $0.001 per share	200,000	20	-	-	180	-	200
Issuance of common shares upon partial conversion of note at $0.0001 per share	700,000	70	-	-	-	-	70
Issuance of common shares for services $0.10 per share	50,000	5	-	-	4,995	-	5,000
Issuance of common shares upon partial conversion of note at $0.0006 per share	400,000	40	-	-	200	-	240
Issuance of common shares upon partial conversion of note at $0.001 per share	300,000	30	-	-	270	-	300
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40	-	-	-	-	40
Issuance of common shares upon partial conversion of note at $0.0001 per share	50,000	5	-	-	-	-	5
Issuance of common shares upon partial conversion of note at $0.001 per share	700,000	70	-	-	630	-	700
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Issuance of common shares upon partial conversion of note at $0.0001 per share	300,000	30	-	-	-	-	30
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40	-	-	-	-	40
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,000,000	100	-	-	-	-	100
Issuance of common shares upon partial conversion of note at $0.001 per share	400,000	40	-	-	360	-	400
Issuance of common shares upon partial conversion of note at $0.0001 per share	500,000	50	-	-	-	-	50
Net loss	-	-	-	-	-	(114,812)	(114,812)
Balance - December 31, 2013	13,431,750	$1,343	-	$-	$63,840	$(330,256)	$(265,073)

See accompanying notes to financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012 and for the Period
From November 8, 2010 (Inception) to December 31, 2013

	From November 8, 2010 (Inception) to December 31,
	2013	2013	2012

Cash flows from operating activities:
Net loss	$(330,256)	$(114,812)	$(174,199)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	9,175	-	-
Depreciation expense	559	230	177
Prepaid expenses	(2,500)	(2,500)	-
Inventory	(7,500)	(7,500)	-
Security deposit	(265)	-	-
Bank overdraft	1,644	1,644	-
Accounts payable and accrued expenses	231,958	120,488	103,646
Common stock issued for services	5,000	5,000
Net cash used by operating activities	(92,185)	2,550	(70,376)

Cash flows from investing activities:
Purchase of equipment	(5,758)	-	-
Net cash used by investing activities	(5,758)	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	51,008	2,905	150
Stockholder's loan	41,855	14,641	12,441
Loan payable - related party	8,800	(16,850)	24,850
Net cash provided by financing activities	101,663	696	37,441

Net increase in cash	3,720	3,246	(32,935)
Cash at beginning of period	-	474	33,409
Cash at end of period	$3,720	$3,720	$474

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,139	$1,456	$1,624
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

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

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at December 31, 2013.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

Note 2.  PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at December 31, 2013:

Computer equipment	$5,758
Less: accumulated depreciation	(559)
$5,199

Depreciation expense was $230 and $177 for the year ended December 31, 2013 and 2012, respectively.

Note 3.  LOAN PAYABLE - STOCKHOLDER

During 2013 and 2012, a stockholder of the Company advanced the Company $31,775 and $18,775, respectively, to pay for certain expenses.  The loan has a balance of $30,355 at December 31, 2013, bears no interest and is payable on demand.

At December 31, 2013 the Company was indebted to a stockholder in the amount of $5,000.  The loan has an interest of 20%.  Principal and accrued interest were due and payable on July 2, 2012.

At December 31, 2013 the Company was indebted to a stockholder in the amount of  $5,000.  The loan has an interest of 10%.  Principal and accrued interest were due and payable on June 2, 2013.

Note 4.  6% CONVERTIBLE NOTES

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012.  Interest on the notes accrue at the rate of 6% per annum and are payable when the notes mature.  The notes matured prior to conversion but have not been repaid.  Interest continues to accrue at the rate of 6% per annum.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

Note 4.  6% CONVERTIBLE NOTES (continued)

The holder of one of the notes converted $115 of note principal into 1,150,000 shares of common stock as follows:

	Principal Amount	Conversion	Shares
Date of Conversion	Converted	Rate	Received
June 2013	$70	$0.0001	700,000
August 2013	$45	$0.0001	450,000

In September 2013, in a private transaction, the same note holder transferred $330 of the remaining note principal plus $55 in accrued interest to a third party.

In September 2013, the new note holder converted $100 of note principal into 1,000,000 shares of common stock.

In November and December 2013, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

	Principal Amount	Conversion	Shares
Date of Conversion	Converted	Rate	Received
November 2013	$40	$0.0001	400,000
December 2013	$50	$0.0001	500,000

Subsequent to these conversions there remains $250 in note principal.

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share.  At December 31, 2013, the note had a remaining principal balance of $60.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock.  The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,341,832 shares at December 31, 2013.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

Note 4.  6% CONVERTIBLE NOTES (continued)

In May 2012, the Company issued a $25,000 6% per annum note that matured in November 2012.  In December 2012 the note was amended to be a convertible note.  Interest on the note accrues interest at 6% per annum and is payable when the note matures.

The holder of the $25,000 note had the option of converting it at any time prior to maturity.  The note plus any accrued but unpaid interest were convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock. The holder of the note converted $1,010 of note principal into 1,010,000 shares of common stock as follows:

	Principal Amount	Conversion	Shares
Date of Conversion	Converted	Rate	Received
December 2012	$150	$0.001	150,000
January 2013	$660	$0.001	660,000
March 2013	$200	$0.001	200,000

In July 2013, the Company retired $14,000 of note principal in payment for consulting services provided to the note holder.

In July 2013, in a private transaction, the note holder transferred the remaining note principal balance of $9,900 to a third party.

In July 2013, the note holder converted $300 of note principal into 300,000 shares of the Company's common stock.  The remaining principal on this portion of the note at December 31, 2013 is $4,815.  The note holder has the option of converting the balance at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,341,832 shares at December 31, 2013.

In August 2013, in a private transaction, the new note holder transferred $4,475 of principal to a stockholder of the company.

In September 2013, the note holder converted $400 of note principal into 400,000 shares of the Company's common stock at $0.001 per share.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

Note 4.  6% CONVERTIBLE NOTES (continued)

In August 2013, the note holder/stockholder converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share.  In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party.  The remaining principal balance on this portion of the note at December 31, 2013 is $2,775.  The note holder has the option of converting the balance at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,341,832 shares at December 31, 2013.

In October 2013, the holder of the $1,000 note converted $100 of note principal into 1,000,000 shares of the Company's common stock at $0.0001 per share.  The remaining principal balance on this portion of the note at December 31, 2013 is $900.  The note holder has the option of converting the balance at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,341,832 shares at December 31, 2013.

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

Note 5.  STOCKHOLDERS' EQUITY (continued)

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

Note 5.  STOCKHOLDERS' EQUITY (continued)

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

Note 5.  STOCKHOLDERS' EQUITY (continued)

In September 2013, the Company issued 350,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

In October 2013, the Company issued 400,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

In October 2013, the Company issued 1,000,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

In November 2013, the Company issued 400,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 4).

In December 2013, the Company issued 500,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

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

In 2012, the Company leased its office pursuant to an agreement entered into in May 2011.  The lease was terminated in December 2013 and called for minimum monthly lease payments of $300.

Rent expense under the terms of this lease totaled $3,275 for the year ended December 31, 2012.

The Company leases its office on a month to month basis pursuant to an agreement entered into in July 2013 that calls for monthly rental payments of $250.  The Company terminated the lease in April 2014

Rent expense under the terms of this lease totaled $1,575 for the year ended December 31, 2013.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

Note 6.  COMMITMENTS AND CONTINGENCIES (continued)

In March 2014, the Company signed a lease for office space that will run from May 2014 through April 2015.  The lease calls for minimum monthly rental payments of $525.

Future minimum lease payments under this lease are as follows:

2014	$4,200
2015	2,100
$6,300

Note 7.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	39%
Effect of operating losses	(39)%
0%

As of December 31, 2013, the Company had a net operating loss carryforward of approximately $107,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2013.  The principal difference between the operating loss for income tax purposes and reporting purposes is accrued officer's compensation.

Note 8.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to December 31, 2013, the Company incurred a net loss of approximately $330,000.  In addition, the Company has no significant assets or revenue generating operations.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

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

Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting.  This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In future Annual Reports, management’s report  will  not subject to attestation by our independent registered public accounting firm, pursuant to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer and director and his age are as follows:

Executive Officers and Directors

Name	Age	Office	Since
Bruce Schoengood	[55]	Chief Executive Officer and Director	March 16, 2011

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

Family Relationships

As we only have one officer and director, there cannot be any family relationships between any director and executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
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

Nomination Process

As of December 31, 2013, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the board of directors.   We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors.  The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level.  We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees.  The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The table below sets forth all cash compensation paid or proposed to be paid by us to our chief executive officer, or only executive officer, for services rendered in all capacities to the Company during fiscal year 2011 and 2012 and 2013.

Summary Compensation Table

Name and Principal Position	Fiscal year Ended December 31	Salary ($)	Bonus ($)	Other Annual Compensation ($)	TOTAL
Bruce Schoengood, CEO	2011	$0.00	$7,500.00	$0.00	$7,500
	2012	$100,000	$0	$0.00	$100,000
	2013	$100,000	0	$0.00	$100,000

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

Name of beneficial owner	Amount of Beneficial ownership		Percent of class(2)
Bruce Schoengood(1)	[3,825,000	]	[27	]%

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

No director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31,2013 or December 31, 2012 or December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

David A. Aronson, CPA. P.A. serves as our independent registered public accounting firm and audited our financial statements for the years ended December 2013 and December 31, 2012 and 2011. The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2012 and 2011.

	December 31,	December 31,	December 31,
	2013	2012	2011

Audit fee	$3,500	$3,500	$2,900
Audit related fees
Tax fees
All other fees

TOTAL	$3,500	$3,500	$2,900

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

Audit Related Fees

“Audit Related Fees” consist of fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported as “Audit Fees.”  For the years ended December 31, 2013 and December 2012 and 2011, the aggregate “Audit Related Fees” were $-0- and $-0- and $-0, respectively.

Tax Fees

“Tax Fees” consist of fees billed for professional services for tax compliance, tax advice, and tax planning.  Tax preparation fees expenses for David A. Aronson, CPA. P.A., for professional services in respect to the filing of the Company’s income taxes for the years ended December 31, 2013, 2012 and 2011, were $-0- and $-0- and $-0 respectively.

All Other Fees

Fees billed by David A. Aronson, CPA. P.A., not related to audit or other services as described above, during the years ended December 31, 2013, 2012  and 2011, were $-0- and $-0- and $-0  respective.

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

April 14, 2014	MEDIFIRST SOLUTIONS, INC.

	By:	/s/ Bruce Schoengood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ Bruce Schoengood	President, Chief Executive Officer,	April 14, 2014
Principal Financial Officer, Director