Form 10-Q
period 2014-03-31
Medifirst Solutions, Inc.
filed 2014-05-20
CIK 1522704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:
333-178825

MEDIFIRST SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	27-3888260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

45 E. Main Street, Freehold NJ 07726
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 17, 2014, there were 7,881,750 shares of Common Stock, $0.0001 par value, outstanding and 0 shares of Preferred Stock, .0001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2014 and December 31, 2013
(Unaudited)

ASSETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Current Assets:
Cash	$28,948	$3,720
Accounts receivable, net of allowance of $-0-	2,755	-
Prepaid expenses	-	2,500
Inventory	9,400	7,500
Total current assets	41,103	13,720

Equipment, net	4,911	5,199

Other Assets
Security deposit	1,065	265

	$47,079	$19,184

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Bank overdraft	$-	$1,644
Accounts payable and accrued expenses	254,341	231,958
Loans payable - stockholders	47,923	41,855
6% convertible notes	8,550	8,800
Total current liabilities	310,814	284,257

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 17,031,750 and 13,431,750 shares issued and outstanding	1,703	1,343
Additional paid in capital	221,030	63,840
Deficit accumulated during development stage	(486,468)	(330,256)
	(263,735)	(265,073)

	$47,079	$19,184

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2014 and 2013 and for the Period
From November 8, 2010 (Inception) to March 31, 2014
(Unaudited)

	From November 8, 2010	For the Three Months Ended
	(Inception) to	March 31,
	March 31, 2014	2014	2013

Consulting fee revenue	$74,800	$-	$5,500
Product sales, net	71,035	47,079	-
	145,835	47,079	5,500
Cost of goods sold	48,593	45,895
Gross income	97,242	1,184	5,500

Expenses:
Officer's compensation	232,500	25,000	7,500
Advertising and promotion	28,912	2,575	750
Computer and internet	11,096	410	-
Professional fees	177,220	119,367	6,500
Repairs and maintenance	6,990	124	38
Trade shows	3,185	3,185	-
Travel	31,340	2,680	4,855
Other	88,948	3,739	3,735
	580,191	157,080	23,378

Net loss before other income, expenses and provision for income taxes	(482,949)	(155,896)	(17,878)

Other income and (expenses)
Interest expense	(3,519)	(316)	-
Net loss before provision for income taxes	(486,468)	(156,212)	(17,878)

Provision for income taxes	-	-	-

Net loss	$(486,468)	$(156,212)	$(17,878)

Loss per common share - Basic and fully diluted	$(0.07)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and fully diluted	7,381,219	14,680,958	1,873,594

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from November 8, 2010 (Inception) to March 31, 2014
(Unaudited)

						Accumulated
					Additional	Deficit During	Total
	Common Stock		Preferred Class A		Paid in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Issuance of common shares for services $0.0001 per share	752,000	$75	-	$-	$-	$-	$75
Issuance of common shares for cash at $0.08 per share	81,250	8	-	-	6,492	-	6,500
Issuance of common shares for cash at $0.08 per share	37,500	4	-	-	2,996	-	3,000
Issuance of common shares for cash at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.00133 per share	187,500	19	-	-	231	-	250
Issuance of common shares for cash at $0.02 per share	12,500	1	-	-	249	-	250
Issuance of common shares for services $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.01 per share	25,000	3	-	-	247	-	250
Issuance of common shares for cash at $0.002 per share	315,000	32	-	-	598	-	630
Net loss	-	-				(4,457)	(4,457)
Balance - December 31, 2010	1,660,750	166	-	-	30,789	(4,457)	26,498
Subtotals	1,660,750	$166	-	$-	$30,789	$(4,457)	$26,498
Issuance of common shares for cash at $0.0034 per share	250,000	25	-	-	825	-	850
Issuance of common shares for cash at $0.01 per share	25,000	2	-	-	248	-	250
Issuance of common shares for cash at $0.016 per share	12,500	1	-	-	199	-	200
Issuance of common shares for cash at $0.0019 per share	75,000	8	-	-	135	-	143
Issuance of common shares for cash at $0.0023 per share	250,000	25	-	-	325	-	350
Issuance of common shares for services $0.002 per share	3,750,000	375	-	-	7,125	-	7,500
Issuance of common shares for cash at $0.0167 per share	300,000	30	-	-	4,970	-	5,000
Issuance of common shares for services $0.08 per share	20,000	2	-	-	1,598	-	1,600
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Issuance of common shares for cash at $0.08 per share	53,500	5	-	-	4,275	-	4,280
Issuance of common shares for cash at $0.08 per share	12,500	1	-	-	999	-	1,000
Issuance of common shares for cash at $0.04 per share	100,000	10	-	-	3,990	-	4,000
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Net loss	-	-			-	(36,788)	(36,788)
Balance - December 31, 2011	6,521,750	652	-	-	56,476	(41,245)	15,883
Issuance of common shares upon partial conversion of note at $0.001 per share	150,000	15	-	-	135	-	150
Net loss	-	-	$-	$-	-	(174,199)	(174,199)
Balance - December 31, 2012	6,671,750	667	-	-	56,611	(215,444)	(158,166)
Issuance of common shares upon partial conversion of note at $0.001 per share	660,000	66	-	-	594	-	660
Issuance of common shares upon partial conversion of note at $0.001 per share	200,000	20	-	-	180	-	200
Issuance of common shares upon partial conversion of note at $0.0001 per share	700,000	70	-	-	-	-	70
Issuance of common shares for services $0.10 per share	50,000	5	-	-	4,995	-	5,000
Issuance of common shares upon partial conversion of note at $0.0006 per share	400,000	40	-	-	200	-	240
Issuance of common shares upon partial conversion of note at $0.001 per share	300,000	30	-	-	270	-	300
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40	-	-	-	-	40
Issuance of common shares upon partial conversion of note at $0.0001 per share	50,000	5	-	-	-	-	5
Issuance of common shares upon partial conversion of note at $0.001 per share	700,000	70	-	-	630	-	700
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Issuance of common shares upon partial conversion of note at $0.0001 per share	300,000	30	-	-	-	-	30
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40	-	-	-	-	40
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,000,000	100	-	-	-	-	100
Issuance of common shares upon partial conversion of note at $0.001 per share	400,000	40	-	-	360	-	400
Issuance of common shares upon partial conversion of note at $0.0001 per share	500,000	50	-	-	-	-	50
Net loss	-	-	-	-	-	(114,812)	(114,812)
Balance - December 31, 2013	13,431,750	1,343	-	-	63,840	(330,256)	(265,073)
Issuance of common shares for services at $0.05 per share	1,000,000	100	-	-	49,900	-	50,000
Issuance of common shares for services at $0.05 per share	500,000	50	-	-	24,950	-	25,000
Issuance of common shares to repay debt at $0.0555 per share	450,000	45	-	-	24,955	-	25,000

Issuance of common shares for cash at $0.05 per share	200,000	20	-	-	9,980	-	10,000
Issuance of common shares for cash at $0.05 per share	300,000	30	-	-	14,970	-	15,000
Issuance of common shares for cash at $0.05 per share	200,000	20	-	-	9,980	-	10,000
Issuance of common shares upon partial conversion of note at $0.0001 per share	500,000	50	-	-	-	-	50
Issuance of common shares for services at $0.05 per share	450,000	45	-	-	22,455	-	22,500
Net loss	-	-	-	-	-	(156,212)	(156,212)
Balance - March 31, 2014	17,031,750	$1,703	-	$-	$221,030	$(486,468)	$(263,735)

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 and for the Period
From November 8, 2010 (Inception) to March 31, 2014
(Unaudited)

	From November 8, 2010
	(Inception) to	For the Three Months Ended
	March 31,	March 31,
	2014	2014	2013

Cash flows from operating activities:
Net loss	$(486,468)	$156,212)	$(10,391)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	106,675	97,500	-
Depreciation expense	847	288	58
Accounts receivable	(2,755)	(2,755)	-
Prepaid expenses	-	2,500	-
Inventory	(9,400)	(1,900)	-
Security deposit	(1,065)	(800)	-
Bank overdraft	-	(1,644)	-
Accounts payable and accrued expenses	254,341	22,383	23,917
Commons stock issued to repay loans and accrued expemses	25,050	25,050	-
Common stock issued for services	5,000	-
Net cash used by operating activities	(107,775)	(15,590)	13,584

Cash flows from investing activities:
Purchase of equipment	(5,758)	-	-
Net cash used by investing activities	(5,758)	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	86,008	35,000	860
Shareholder's loan	47,923	6,068	(2,971)
Loan payable - related party	8,550	(250)	(860)
Net cash provided by financing activities	142,481	40,818	(2,971)

Net increase in cash	28,948	25,228	10,613
Cash at beginning of period	-	3,720	474
Cash at end of period	$28,948	$28,948	$11,087

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,455	$316	$65
Income taxes	$-	$-	$-

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2013.

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
March 31, 2014

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
March 31, 2014

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014

Note 2.  EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at March 31, 2014 and 2013:

	2014	2013
Computer equipment	$5,758	$5,758
	5,758	5,758

Less: accumulated depreciation	(847)	(387)

	$4,911	$5,371

Depreciation for the three months ended March 31, 2014 and 2013 was $58 and $16, respectively.

Note 3.  LOANS PAYABLE - STOCKHOLDERS

During the periods ended March 31,2014 and 2013 a stockholder of the Company advanced the Company $12,530 and $1,669, respectively. to pay for certain expenses.  The loan has a balance of $36,223 at March 31, 2014, bears no interest and is payable on demand.

At March 31, 2014  the Company was indebted to a stockholder in the amount of $5,000.  The loan has an interest rateof 20%.  Principal and accrued interest were due and payable on July 2, 2012.

At March 31, 2014  the Company was indebted to a stockholder in the amount of $5,000.  The loan has an interest rate of 10%.  Principal and accrued interest were due and payable on June 3, 2013.

At March 31, 2014  the Company was indebted to a stockholder in the amount of $1,500.  The loan has an interest rate of 26.7%.  Principal and accrued interest were due and payable on January 1, 2014.

Note 4.  6% CONVERTIBLE NOTES

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012.  Interest on the notes accrued at the rate of 6% per annum and are  payable when the notes mature.  The notes matured prior to conversion but have not been repaid.  Interest continues to accrue at the rate of 6% per annum.

The holder of one of the notes converted $115 of note principal into 1,150,000 shares of commons stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
June 2013	$70	0.0001	700,000
August 2013	$45	0.0001	450,000

In September 2013, in a private transaction, the same note holder transferred $330 of the remaining note principal plus $55 in accrued interest to a third party.

In September 2013, the new note holder converted $100 of note principal into 1,000,000 shares of common stock.

In November and December 2013, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
November 2013	$40	0.0001	400,000
December 2013	$50	0.0001	500,000

In March 2014, the new note holder converted $50 of note principal into 500,000 shares of common stock.

Subsequent to these conversions there remains $200 in note principal.

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share. At March 31, 2014, the note had a remaining principal balance of $60.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock.  The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,701,472 shares at March 31, 2014.

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
March 31, 2014

Note 4.  6% CONVERTIBLE NOTES (continued)

In May 2012, the Company issued a $25,000 6% per annum note that matured in November 2012.  In December 2012 the note was amended to be a convertible note.  Interest on the note accrues interest at 6% per annum and is payable when the note matures.

The holder of the $25,000 note has the option of converting it at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock.  The holder of the note converted 1,010 of note principal into 1,010,000 shares of common stock as follows:

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

In July 2013, the note holder converted $300 of note principal into 300,000 shares of the Company's common stock. The remaining principal on this portion of the note at March 31, 2014 is $4,815. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,701,472 shares at March 31, 2014.

In August 2013, in a private transaction, the new note holder transferred $4,475 of principal to a stockholder of the company.

In September 2013, the note holder converted $400 of note principal into 400,000 shares of the Company's common stock at $0.001 per share.

In August 2013, the note holder/stockholder converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party. The remaining principal balance on this portion of the note at March 31, 2014 is $2,775. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,701,472 shares at March 31, 2014.

In October 2013, the holder of the $1,000 note converted $100 of note principal into 1,000,000 shares of the Company's common stock at $0.0001 per share. The remaining principal balance on this portion of the note at March 31, 2014 is $900. The note holder has the option of converting the balance at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,701,472 shares at March 31, 2014.

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
March 31, 2014

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
March 31, 2014

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014

Note 5.  STOCKHOLDERS' EQUITY (continued)

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

In February 2014, the Company issued 1,000,000 shares of common stock at $0.05 per share for services provided to the Company.

In February 2014, the Company issued 500,000 shares of common stock at $0.05 per share for services provided to the Company.

In February 2014, the Company issued 450,000 shares of common stock at $0.0555 per share to pay accrued expenses.

In March 2014, the Company issued 200,000 shares of common stock at $0.05 per share.

In March 2014, the Company issued 300,000 shares of common stock at $0.05 per share.

In March 2014, the Company issued 200,000 shares of common stock at $0.05 per share.

In March 2014, the Company issued 500,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

In February 2014, the Company issued 450,000 shares of common stock at $0.05 per share for services provided to the Company.

Note 6.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	39%
Effect of operating losses	(39)%
0%

As of March 31, 2014, the Company has a net operating loss carryforward of approximately $372,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2014.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 7.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to March 31, 2014, the Company incurred a net loss of approximately $486,000.  In addition, the Company has no significant assets or revenue generating operations.

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

Legal Medical Marijuana

The Company is very interested  in, and is following very closely, the progress of medical marijuana becoming legalized in Florida. Currently  the Company  has an agreement with a Florida company, The Original Ganja Gourmet, who represents a known Denver operation. If legalization passes and is instituted,  wet may at that time, based on legalities, rules and regulations, help promote the brand to the business community. we have no plans to be directly involved with growing or selling legal medical marijuana. The Company is considering other business opportunities with non-marijuana products but has not, at this time, completed any related agreements.

Results of Operations

 Quarterly Period Ended March 31, 2014

Revenues

During the  quarterly period ended March 31, 2014 and 2013, and for the period from November 8, 2010 (inception) to March 31, 2014, we generated $47,079, $5,500 and $145,835 in revenues, respectively.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans.

Expenses

For the quarterly period ended March 31, 2014 and 2013, and for the period from November 8, 2010 (inception) to March 31, 2014 expenses were $157,080, $17,878 and $580,191respectively.

We expect expenses for 2014 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the  quarterly period ended March 31, 2014 and 2013, and for the period from November 8, 2010 (inception) to March 31, 2014 professional fees were $119,367, 6,500 and $177,220, respectively.

We expect professional fees for 2014 to trend marginally downward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company.  This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the quarterly period ended March 31, 2014 and 2013, and for the period from November 8, 2010 (inception) to March 31, 2014  other expenses was  $316, $-0-, and $3,519, respectively.

Expense for the three months ended March 31, 2014 consisted of interest expense.

Net Income/(Loss)

For the quarterly period ended March 31, 2014 and 2013, and for the period from November 8, 2010 (inception) to March 31, 2014  the company had net losses of $156,212, $17,878 and $486,468, respectively.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders.  At March 31, 2014 and 2013, our principal sources of liquidity included cash and cash equivalents of $28,948 and $3,720, respectively.

As of March 31, 2014, we did not have any significant commitments for capital expenditures.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On March 6, 2014, the Company issued 500,000 shares of common stock to a holder of convertible promissory notes upon the exercise of conversion rights by the holder.

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

May 20, 2014

By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer (Principal Financial Officer)