Form 10-Q
period 2014-06-30
Medifirst Solutions, Inc.
filed 2014-08-19
CIK 1522704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 19, 2014, there were 18,381,750 shares of Common Stock, $0.0001 par value, outstanding and 50,000 shares of Preferred Stock, .0001 par value, outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets
June 30, 2014 and December 31, 2013
(Unaudited)

ASSETS

	June 30, 2014	December 31, 2013

Current Assets:
Cash	$15,607	$3,720
Accounts receivable, net of allowance of $-0-	30,755	-
Prepaid expenses	5,625	2,500
Inventory	9,400	7,500
Total current assets	61,387	13,720

Property, Plant and Equipment, net	6,167	5,199

Other Assets
Security deposit	1,065	265

	$68,619	$19,184

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Bank overdraft	$1,947	$1,644
Accounts payable and accrued expenses	272,225	231,958
Loans payable - stockholders	47,903	41,855
6% convertible notes	7,975	8,765
Total current liabilities	330,050	284,222

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 shares
issued and outstanding	5	-
Common stock, $0.0001 par value; 200,000,000 shares authorized,
18,881,750 and 13,781,750 shares issued and outstanding, respectively	1,888	1,378
Additional paid in capital	254,615	63,840
Deficit accumulated during development stage	(517,939)	(330,256)
	(261,431)	(265,038)

	$68,619	$19,184

See accompanying notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Six Months Ended June 30, 2014 and 2013 and for the Period
From November 8, 2010 (Inception) to June 30, 2014

	From November 8, 2010
	(Inception) to June 30,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2014	2013	2014	2013

Consulting fee revenue	$74,800	$-	$-	$-	$25,000
Product sales, net	106,083	35,048	5,081	82,127	5,081
	180,883	35,048	5,081	82,127	30,081
Cost of goods sold	48,593	-	4,776	45,895	4,776
Gross profit	132,290	35,048	305	36,232	25,305

Expenses:
Officer's compensation	257,500	25,000	25,000	50,000	50,000
Advertising and promotion	30,978	2,066	4,725	4,641	4,912
Computer and internet	11,784	688	436	1,098	852
Professional fees	209,055	31,835	3,003	151,202	3,762
Rent	8,000	1,350	-	2,100	-
Repairs and maintenance	7,392	402	-	526	-
Trade shows	3,185	-	447	3,185	4,347
Travel	32,460	1,120	5,158	3,800	5,511
Other	85,287	2,989	429	5,978	4,655
	645,641	65,450	39,198	222,530	74,039

Net loss before other income, expenses and provision for income taxes	(513,351)	(30,402)	(38,893)	(186,298)	(48,734)

Other income and (expenses)
Interest expense	(3,838)	(319)	(591)	(635)	(1,141)
Net loss before provision for income taxes	(517,189)	(30,721)	(39,484)	(186,933)	(49,875)

Provision for income taxes	(750)	(750)	-	(750)	-

Net loss	$(517,939)	$(31,471)	$(39,484)	$(187,683)	$(49,875)

Basic and diluted loss per share	$(0.06)	$(0.00)	$(0.01)	$(0.01)	$0.00

Basic and diluted weighted average number
of shares outstanding	8,156,068	18,044,386	6,237,536	16,586,696	4,542,647

See accompanying notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from November 8, 2010 (Inception) to June 30, 2014

						Accumulated Deficit
					Additional	During	Total
	Common Stock		Preferred Class A		Paid in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Issuance of common shares for services $0.0001 per share	752,000	$75	-	$-	$-	$-	$75
Issuance of common shares for cash at $0.08 per share	81,250	8			6,492	-	6,500
Issuance of common shares for cash at $0.08 per share	37,500	4			2,996	-	3,000
Issuance of common shares for cash at $0.08 per share	125,000	12			9,988	-	10,000
Issuance of common shares for cash at $0.00133 per share	187,500	19			231	-	250
Issuance of common shares for cash at $0.02 per share	12,500	1			249	-	250
Issuance of common shares for services at $0.08 per share	125,000	12			9,988	-	10,000
Issuance of common shares for cash at $0.01 per share	25,000	3			247	-	250
Issuance of common shares for cash at $0.002 per share	315,000	32			598	-	630
Net loss	-	-	-	-	-	(4,457)	(4,457)
Balance - December 31, 2010	1,660,750	166	-	-	30,789	(4,457)	26,498

Issuance of common shares for cash at $0.0034 per share	250,000	25			825	-	850
Issuance of common shares for cash at $0.01 per share	25,000	2			248	-	250
Issuance of common shares for cash at $0.016 per share	12,500	1			199	-	200
Issuance of common shares for cash at $0.0019 per share	75,000	8			135	-	143
Issuance of common shares for cash at $0.0014 per share	250,000	25			325	-	350
Issuance of common shares for services at $0.002 per share	3,750,000	375			7,125	-	7,500
Issuance of common shares for cash at $0.0167 per share	300,000	30			4,970	-	5,000
Issuance of common shares for services at $0.08 per share	20,000	2	-	-	1,598	-	1,600
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Issuance of common shares for cash at $0.08 per share	53,500	5	-	-	4,275	-	4,280
Issuance of common shares for cash at $0.08 per share	12,500	1	-	-	999	-	1,000
Subtotals	6,415,500	641	-	-	51,987	(4,457)	48,171

Subtotals	6,415,500	$641	-	$-	51,987	$(4,457)	$48,171
Issuance of common shares for cash at $0.04 per share	100,000	10	-	-	3,990	-	4,000
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Net loss	-	-	-	-	-	(36,788)	(36,788)
Balance - December 31, 2011	6,521,750	652	-	-	56,476	(41,245)	15,883

Issuance of common shares upon partial conversion of note at $0.001 per share	150,000	15			135	-	150
Net loss	-	-			-	(174,199)	(174,199)
Balance - December 31, 2012	6,671,750	667	-	-	56,611	(215,444)	(158,166)

Issuance of common shares upon partial conversion of note at $0.001 per share	660,000	66			594	-	660
Issuance of common shares upon partial conversion of note at $0.001 per share	200,000	20			180	-	200
Issuance of common shares upon partial conversion of note at $0.0001 per share	700,000	70			-	-	70
Issuance of common shares for services $0.10 per share	50,000	5	-	-	4,995	-	5,000
Issuance of common shares upon partial conversion of note at $0.0006 per share	400,000	40	-	-	200	-	240
Issuance of common shares upon partial conversion of note at $0.001 per share	300,000	30	-	-	270	-	300
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40	-	-	-	-	40
Issuance of common shares upon partial conversion of note at $0.0001 per share	50,000	5	-	-	-	-	5
Issuance of common shares upon partial conversion of note at $0.001 per share	700,000	70	-	-	630	-	700
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Issuance of common shares upon partial conversion of note at $0.0001 per share	300,000	30	-	-	-	-	30
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40			-	-	40
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,000,000	100			-	-	100
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35			-	-	35
Issuance of common shares upon partial conversion of note at $0.001 per share	400,000	40			360	-	400
Issuance of common shares upon partial conversion of note at $0.0001 per share	500,000	50			-	-	50
Net loss						(114,812)	(114,812)
Balance - December 31, 2013	13,781,750	1,378	-	-	63,840	(330,256)	(265,038)

Issuance of common shares for services $0.05 per share	1,000,000	100			49,900	-	50,000
Issuance of common shares for services $0.05 per share	500,000	50			24,950	-	25,000
Issuance of common shares to repay debt at $0.0555	450,000	45			24,955	-	25,000
Issuance of common shares for cash at $0.05 per share	200,000	20			9,980	-	10,000
Issuance of common shares for cash at $0.05 per share	300,000	30			14,970	-	15,000
Issuance of common shares for cash at $0.05 per share	200,000	20			9,980	-	10,000
Issuance of common shares upon partial conversion of note at $0.0001 per share	500,000	50			-	-	50
Issuance of common shares for services $0.05 per share	450,000	45			22,455	-	22,500
Issuance of common shares for services $0.13 per share	50,000	5			6,495	-	6,500
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40			-	-	40
Issuance of preferred shares for services $0.10 per share	-	-	50,000	5	4,995	-	5,000
Issuance of common shares for services $0.09 per share	100,000	10			8,990	-	9,000
Issuance of common shares for services $0.05 per share	250,000	25			12,475	-	12,500
Issuance of common shares upon partial conversion of note at $0.001 per share	700,000	70			630	-	700
Net loss	-	-	-	-	-	(187,683)	(187,683)
Balance - June 30, 2014	18,881,750	$1,888	50,000	$5	$254,615	$(517,939)	$(261,431)

See accompanying notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 and for the Period
From November 8, 2010 (Inception) to June 30, 2014

	From November 8, 2010
	(Inception) to June 30,	For the Six Months Ended June 30,
	2014	2014	2013

Cash flows from operating activities:
Net loss	$(517,939)	$(187,683)	$(49,875)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	139,675	125,500	-
Depreciation expense	1,161	602	115
Accounts receivable	(30,755)	(30,755)	-
Prepaid expenses	(5,625)	(3,125)	-
Inventory	(9,400)	(1,900)	4,000
Security deposit	(1,065)	(800)	-
Bank overdraft	1,947	303
Accounts payable and accrued expenses	272,225	40,267	56,364
Issued to repay loans	25,790	25,790	-
Preferred stock issued for services	5,000	5,000	-
Net cash provided (used) by operating activities	(118,986)	(26,801)	2,604

Cash flows from investing activities:
Purchase of equipment	(7,328)	(1,570)	-
Net cash used by investing activities	(7,328)	(1,570)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	86,043	35,000	930
Stockholders' loans	47,903	6,048	(902)
6% convertible notes	7,975	(790)	(930)
Net cash provided (used) by financing activities	141,921	40,258	(902)

Net increase in cash	15,607	11,887	1,702
Cash at beginning of period	-	3,720	474
Cash at end of period	$15,607	$15,607	$2,176

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,344	$190	$205
Income taxes	$750	$750	$-

See accompanying notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2014

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
June 30, 2014

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
June 30, 2014

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2014

Note 2.  EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at June 30, 2014 and 2013:

	2014	2013
Computer equipment	$7,329	$5,758

Less: accumulated depreciation	(1,161)	(444)

	$6,168	$5,314

Depreciation for the three months ended June 30, 2014 and 2013 was $602 and $115, respectively.

Note 3.  LOANS PAYABLE - STOCKHOLDERS

During the period ended June 30, 2014 and 2013, a stockholder of the Company advanced the Company $20,573 and $9,757 to pay for certain expenses.  The loan has a balance of $36,403 at June 30, 2014, bears no interest and is payable on demand.

At June 30, 2014, the Company was indebted to a stockholder in the amount of $5,000.  The loan has an interest of 20%.  Principal and accrued interest were due and payable on July 2, 2012.

At June 30, 2014, the Company was indebted to a stockholder in the amount of  $5,000.  The loan has an interest of 10%.  Principal and accrued interest were due and payable on June 2, 2013.

At June 30, 2014  the Company was indebted to a stockholder in the amount of $1,500.  The loan has an interest of 26.7%.  Principal and accrued interest were due and payable on January 1, 2014.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2014

Note 4.  6% CONVERTIBLE NOTES

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012.  Interest on the notes accrue at the rate of 6% per annum and are payable when the notes mature.  The notes matured prior to conversion but have not been repaid.  Interest continues to accrue at the rate of 6% per annum.

The holder of one of the notes converted $110 of note principal into 1,100,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
June 2013	$70	$0.0001	700,000
August 2013	$40	$0.0001	400,000

In August 2013, in a private transaction, the same note holder transferred $330 of the remaining note principal plus $55 in accrued interest to a third party.

In August 2013, in a private transaction, the new note holder transferred $5 of the remaining note principal to a third party who then converted the note into 50,000 shares of common stock.

In September 2013, the new note holder converted $100 of note principal into 1,000,000 shares of common stock.

In September 2013, in a private transaction, the new note holder transferred $35 of the remaining note principal to a third party who then converted the note into 350,000 shares of common stock.

In November and December 2013, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
November 2013	$40	$0.0001	400,000
December 2013	$50	$0.0001	500,000

In March 2014, the new note holder converted $50 of note principal into 500,000 shares of common stock.

In April 2014, the new note holder converted $40 of note principal into 400,000 shares of common stock.

Subsequent to these conversions there remains $125 in note principal.

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share.  At March 31, 2014, the note had a remaining principal balance of $60.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2014

Note 4.  6% CONVERTIBLE NOTES (continued)

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock.  The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,869,293 shares at June 30, 2014.

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

In July 2013, the note holder converted $300 of note principal into 300,000 shares of the Company's common stock.  The remaining principal on this portion of the note at March 31, 2014 is $4,815.  The note holder has the option of converting the balance at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,886,287 shares at June 30, 2014.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2014

Note 4.  6% CONVERTIBLE NOTES (continued)

In August 2013, in a private transaction, the new note holder transferred $4,475 of principal to a stockholder of the company.

In September 2013, the note holder converted $400 of note principal into 400,000 shares of the Company's common stock at $0.001 per share.

In August 2013, the note holder/stockholder converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share.  In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014.  The remaining principal balance on this portion of the note at June 30, 2014 is $2,075.  The note holder has the option of converting the balance at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,886,287 shares at June 30, 2014.

In October 2013, the holder of the $1,000 note converted $100 of note principal into 1,000,000 shares of the Company's common stock at $0.0001 per share.  The remaining principal balance on this portion of the note at June 30, 2014 is $900.  The note holder has the option of converting the balance at any time with the approval of the Board of Directors.  The note plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,886,287 shares at June 30, 2014.

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2014

Note 5.  STOCKHOLDERS' EQUITY (continued)

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2014

Note 5.  STOCKHOLDERS' EQUITY (continued)

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

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2014

Note 5.  STOCKHOLDERS' EQUITY (continued)

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

In October 2013, the Company issued 350,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

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

In March 2014, the Company issued 450,000 shares of common stock at $0.05 per share for services provided to the Company.

In April 2014, the Company issued 450,000 shares of common stock at $0.13 per share for services provided to the Company.

In April 2014, the Company issued 400,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

In May 2014, the Company issued 100,000 shares of common stock at $0.09 per share for services provided to the Company.

In May 2014, the Company issued 250,000 shares of common stock at $0.05 per share for services provided to the Company.

In June 2014, the Company issued 700,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

In May 2014, the Company issued 50,000 shares of preferred stock at $0.10 per share to a stockholder and officer of the Company for services provided to the Company.

Medifirst Solutions, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2014

Note 6.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	39%
Effect of operating losses	(39)%
0%

As of June 30, 2014, the Company has a net operating loss carryforward of approximately $367,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2014.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 7.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to June 30, 2013, the Company incurred a net loss of approximately $518,000.  In addition, the Company has no significant assets or revenue generating operations.

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

Note 8. SUBSEQUENT EVENTS

In July 2014, the Company issued 300,000 shares of the Company's common stock for cash of $15,000, or $0.05 per share.

In August 2014, the Company issued 200,000 shares of the Company's common stock for cash of $10,000, or $0.05 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section must be read in conjunction with the Audited Financial Statements included in this Prospectus.

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010.   We are in the development stage and have a diverse product line including both consumer products and digital media.  Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, developing our models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing our offices and identifying future sources of capital.  At the present time, The Company is a distributor for Botanical LED Light Therapy products,  has instituted an anti-aging program in the Boca Med Spa in Boca Raton Florida, is a dealer for Atmospheric Water Solutions, Inc. to sell water machines that makes drinking water from air, has a computer IT remote support division, and has applied for trademarks for magazines that would cover the legal cannabis in Colorado, Florida as well as the B2B industry. Currently medical marijuana is not legalized in Florida but the company is researching and exploring several opportunities for related services that does NOT directly involve the drug or any form of cannabis.

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

Health & Wellness Division

Medifirst Light Therapy Systems. Medifirst has launched a new Health and Wellness Division with a new and cutting-edge LED Botanical Light Therapy Systems.  Medifirst signed an agreement with Panacea Photonics whereas it is the exclusive distributor for New York and New Jersey for the LED Light Therapy Systems that incorporates rainforest botanicals in using the technology. Medifirst has attended trade shows in both New York and Orlando and will continue to introduce the LED systems to both the public and to healthcare professionals. The Botanical Light Therapy Systems will appeal to Doctors, Chiropractors, Acupuncturists,  Cosmetologists, Spa and Wellness Centers and most practitioners of Alternative Medicine. This sector represents thousands of healthcare professionals that fall within our exclusive territory and gives us a fantastic opportunity to greatly expand our client base and develop more products to add to our pipeline.”    The Company is also working to develop anti-aging Laser therapy and a supporting program called The Time Machine Program with non-invasive procedures for anti-aging and various skin conditions.

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

Publishing Division

 The company has filed for US trademarks for three magazine titles. The first publication is called “Marijuana News & Report” and is positioned to be the premiere industry national B2B trade magazine. The company also plans to create regional publications starting with “Colorado Buds” and "Florida Cannabis" which will be geared to the Florida and Colorado marijuana consumers and state tourism. The goal is to grab top tier positions in both the trade and consumer markets and to position these magazine as leaders of their category. The company also plans to produce digital version Ezines for online consumers. Medifirst is still in the planning stages with these publications.

Results of Operations

Fiscal Year Ended December 31, 2014

Revenues

During the six months ended June 30, 2014 and 2013, we generated $ 82,127 and $30,081 in revenues, respectively.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans.

Expenses

For the six months ended June 30, 2014 and 2013, expenses were $222,530 and $74,039, respectively.

We expect expenses for 2014 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the six months ended June 30, 2014 and 2013, professional fees were $151,202 and $3,762, respectively.

We expect professional fees for 2014 to trend marginally downward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company.  This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the three months ended June 30, 2014 and 2013, other expenses was  $635 and $1,141, respectively.

Expense for the six months ended June 30, 2014 and 2013 consisted of interest expense.

Net Income/(Loss)

For the six months ended June 30, 2014 and 2013, the company had a net loss of $187,683 and $49,875.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders.  At June 30, 2014 and 2013, our principal sources of liquidity included cash and cash equivalents of $15,607 and $2,176, respectively.

As of June 30, 2014, we did not have any significant commitments for capital expenditures.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On April 8, 2014, the Company issued 50,000 shares of common stock to a holder of convertible promissory notes upon the exercise of conversion rights by the holder.

On April 23, 2014, the Company issued 400,000 shares of common stock to a holder of convertible promissory notes upon the exercise of conversion rights by the holder.

On May 15, 2014, the Company issued 100,000 shares of common stock to a holder of convertible promissory notes upon the exercise of conversion rights by the holder.

On May 21, 2014, the Company issued 450,000 shares of restricted common stock to a holder.

On June 18, 2014, the Company issued 700,000 shares of common stock to a holder of convertible promissory notes upon the exercise of conversion rights by the holder.

The shares were issued at a conversion price of $0.0001 per share. The transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933,  as amended (“1933 Act”), by Section 3(a)(9) and/or Section 4(a)(2) of the 1933 Act.

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

August 19, 2014

By /s/ Bruce Schoengood Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By /s/ Bruce Schoengood Bruce Schoengood Chief Financial Officer (Principal Financial Officer)

22