Form 10-Q
period 2014-09-30
Medifirst Solutions, Inc.
filed 2014-11-19
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2014, there were 22,481,750 shares of Common Stock, $0.0001 par value, outstanding and 50,000 shares of Preferred Stock, .0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Balance Sheet

Condensed Balance Sheets

September 30, 2014 and December 31, 2013

(Unaudited)

ASSETS
	September 30, 2014	December 31, 2013

Current Assets:
Cash	$12,033	$3,720
Accounts receivable, net of allowance of $ -0-	30,755	-
Prepaid expenses	3,900	2,500
Inventory	9,400	7,500
Total current assets	56,088	13,720

Property, Plant and Equipment, net	7,120	5,199

Other Assets
Security deposit	1,065	265

	$64,273	$19,184

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Bank overdraft	$-	$1,644
Accounts payable and accrued expenses	299,532	231,958
Due to related party	8,752	-
Loans payable - stockholders	44,935	41,855
6% convertible notes	7,975	8,765
Total current liabilities	361,194	284,222

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 and -0- shares issued and outstanding, respectively	5	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 19,881,750 and 13,781,750 shares issued and outstanding, respectively	1,988	1,378
Additional paid in capital	255,515	63,840
Deficit accumulated during development stage	(554,429)	(330,256)
	(296,921)	(265,038)

	$64,273	$19,184

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Nine Months Ended September 30, 2014 and 2013 and for the Period

From November 8, 2010 (Inception) to September 30, 2014

	From November 8, 2010 (Inception) to September 30,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2014	2013	2014	2013

Consulting fee revenue	$74,800	$-	$16,500	$-	$41,500
Product sales, net	106,083	-	3,468	82,127	8,549
	180,883	-	19,968	82,127	50,049
Cost of goods sold	48,593	-	1,165	45,895	5,941
Gross income	132,290	-	18,803	36,232	44,108

Expenses:
Officer's compensation	282,500	25,000	25,000	75,000	75,000
Advertising and promotion	33,089	2,111	7,512	6,752	12,424
Computer and internet	12,098	314	195	1,412	1,047
Fees	950	(150,252)	(3,762)	950
Professional fees	218,216	158,263	10,684	160,363	10,684
Rent	9,587	3,161	825	3,687	825
Repairs and maintenance	7,392	(2,659)	(4,308)	526	39
Travel	32,584	124	269	3,924	5,780
Other	85,021	(266)	2,753	5,712	7,408
	681,437	35,796	39,168	258,326	113,207

Net loss before other income, expenses and provision for income taxes	(549,147)	(35,796)	(20,365)	(222,094)	(69,099)

Other income and (expenses)
Interest expense	(4,532)	(694)	(264)	(1,329)	(1,405)
Net loss before provision for income taxes	(553,679)	(36,490)	(20,629)	(223,423)	(70,504)

Provision for income taxes	(750)	-	-	(750)	-

Net loss	$(554,429)	$(36,490)	$(20,629)	$(224,173)	$(70,504)

Loss per common share - Basic and fully diluted	$(0.07)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and fully diluted	8,170,194	18,881,750	9,564,359	16,387,282	6,925,706

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period from November 8, 2010 (Inception) to September 30, 2014

	Common Stock		Preferred Class A		Additional Paid in	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Issuance of common shares for services $0.0001 per share	752,000	$75	-	$-	$-	$-	$75
Issuance of common shares for cash at $0.08 per share	81,250	8	-	-	6,492	-	6,500
Issuance of common shares for cash at $0.08 per share	37,500	4	-	-	2,996	-	3,000
Issuance of common shares for cash at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.00133 per share	187,500	19	-	-	231	-	250
Issuance of common shares for cash at $0.02 per share	12,500	1	-	-	249	-	250
Issuance of common shares for services at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.01 per share	25,000	3	-	-	247	-	250
Issuance of common shares for cash at $0.002 per share	315,000	32	-	-	598	-	630
Net loss	-	-			-	(4,457)	(4,457)
Balance - December 31, 2010	1,660,750	166	-	-	30,789	(4,457)	26,498

Issuance of common shares for cash at $0.0034 per share	250,000	25	-	-	825	-	850
Issuance of common shares for cash at $0.01 per share	25,000	2	-	-	248	-	250
Issuance of common shares for cash at $0.016 per share	12,500	1	-	-	199	-	200
Issuance of common shares for cash at $0.0019 per share	75,000	8	-	-	135	-	143
Issuance of common shares for cash at $0.0014 per share	250,000	25	-	-	325	-	350
Issuance of common shares for services $0.002 per share	3,750,000	375	-	-	7,125	-	7,500
Issuance of common shares for cash at $0.0167 per share	300,000	30	-	-	4,970	-	5,000
Issuance of common shares for services $0.08 per share	20,000	2	-	-	1,598	-	1,600
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Issuance of common shares for cash at $0.08 per share	53,500	5	-	-	4,275	-	4,280
Issuance of common shares for cash at $0.08 per share	12,500	1	-	-	999	-	1,000
Issuance of common shares for cash at $0.04 per share	100,000	10	-	-	3,990	-	4,000
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Net loss	-	-	-	-	-	(36,788)	(36,788)
Balance - December 31, 2011	6,521,750	652	-	-	56,476	(41,245)	15,883

Issuance of common shares upon partial conversion of note at $0.001 per share	150,000	15	-	-	135	-	150
Net loss	-	-	-	-	-	(174,199)	(174,199)
Balance - December 31, 2012	6,671,750	667	-	-	56,611	(215,444)	(158,166)

Issuance of common shares upon partial conversion of note at $0.001 per share	660,000	66	-	-	594	-	660
Issuance of common shares upon partial conversion of note at $0.001 per share	200,000	20	-	-	180	-	200
Issuance of common shares upon partial conversion of note at $0.0001 per share	700,000	70	-	-	-	-	70
Issuance of common shares for services $0.10 per share	50,000	5	-	-	4,995	-	5,000
Issuance of common shares upon partial conversion of note at $0.0006 per share	400,000	40	-	-	200	-	240
Issuance of common shares upon partial conversion of note at $0.001 per share	300,000	30	-	-	270	-	300
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40	-	-	-	-	40
Issuance of common shares upon partial conversion of note at $0.0001 per share	50,000	5	-	-	-	-	5
Issuance of common shares upon partial conversion of note at $0.001 per share	700,000	70	-	-	630	-	700
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Issuance of common shares upon partial conversion of note at $0.0001 per share	300,000	30	-	-	-	-	30
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40			-	-	40
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,000,000	100			-	-	100
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35			-	-	35
Issuance of common shares upon partial conversion of note at $0.001 per share	400,000	40			360	-	400
Issuance of common shares upon partial conversion of note at $0.0001 per share	500,000	50			-	-	50
Net loss						(114,812)	(114,812)
Balance - December 31, 2013	13,781,750	1,378	-	-	63,840	(330,256)	(265,038)

Issuance of common shares for services $0.05 per share	1,000,000	100			49,900	-	50,000
Issuance of common shares for services $0.05 per share	500,000	50			24,950	-	25,000
Issuance of common shares to repay debt at $0.0555	450,000	45			24,955	-	25,000
Issuance of common shares for cash at $0.05 per share	200,000	20			9,980	-	10,000
Issuance of common shares for cash at $0.05 per share	300,000	30			14,970	-	15,000
Issuance of common shares for cash at $0.05 per share	200,000	20			9,980	-	10,000
Issuance of common shares upon partial conversion of note at $0.0001 per share	500,000	50			-	-	50
Issuance of common shares for services $0.05 per share	450,000	45			22,455	-	22,500
Issuance of common shares for services $0.13 per share	50,000	5			6,495	-	6,500
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40			-	-	40
Issuance of preferred shares for services $0.10 per share	-	-	50,000	5	4,995	-	5,000
Issuance of common shares for services $0.09 per share	100,000	10			8,990	-	9,000
Issuance of common shares for services $0.05 per share	250,000	25			12,475	-	12,500
Issuance of common shares upon partial conversion of note at $0.0001 per share	700,000	70			630	-	700
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,000,000	100			900	-	1,000
Net loss	-	-	-	-	-	(224,173)	(224,173)
Balance - September 30, 2014	19,881,750	$1,988	50,000	$5	$255,515	$(554,429)	$(296,921)

 See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013 and for the Period

From November 8, 2010 (Inception) to September 30, 2014

	From November 8, 2010 (Inception) to September 30,	For the Nine Months Ended September 30,
	2014	2014	2013

Cash flows from operating activities:
Net loss	$(554,429)	$(224,173)	$(59,449)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	139,675	125,500	-
Depreciation expense	1,194	635	119
Accounts receivable	(30,755)	(30,755)	-
Prepaid expenses	(3,900)	(1,400)	-
Inventory	(9,400)	(1,900)	-
Security deposit	(1,065)	(800)	-
Bank overdraft	-	(1,644)	-
Accounts payable and accrued expenses	299,532	67,574	(2,306)
Interest/excess of fair value of shares issued to repay loans	26,790	26,790	-
Preferred stock issued for services	5,000	5,000	-
Net cash used by operating activities	(127,358)	(35,173)	(61,636)

Cash flows from investing activities:
Purchase of equipment	(8,314)	(2,556)	-
Net cash used by investing activities	(8,314)	(2,556)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	86,043	35,000	-
Due to related party	8,752	8,752
Shareholder's loan	44,935	3,080	597
6% convertible notes	7,975	(790)	30,000
Net cash provided by financing activities	147,705	46,042	30,597

Net increase in cash	12,033	8,313	(31,039)
Cash at beginning of period	-	3,720	33,409
Cash at end of period	$12,033	$12,033	$2,370

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,740	$601	$436
Income taxes	$750	$750	$-

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010. We are in the development stage and have a diverse product line including products for both consumers and professionals. Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, developing our models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing our offices and identifying future sources of capital. At the present time, The Company building products and affiliations in and related to the cosmetic healthcare industry. We are developing products and programs in the anti-aging sector using laser technology as well as LED Light Therapy. The Company is a dealer for Atmospheric Water Solutions, Inc. to sell water machines that makes drinking water from air. We are in development for a website about Ebola with the domain ebolasaftey.com.

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

September 30, 2014

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

September 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents were approximately $2,100 at September 30, 2014.

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at September 30, 2014:

Computer equipment	$8,314
Less: accumulated depreciation	(1,194)

$7,120

Depreciation expense was $635 and $173 for the nine months ended September 30, 2014 and 2013, respectively.

Note 3. DUE TO RELATED PARTY

During the period ended September 30, 2014, a related party through common management advanced the Company $8,752 to pay certain expenses. The loan bears no interest and is payable on demand.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended September 30, 2014 and 2013 a stockholder of the Company advanced the Company $20,231 and 19,253, to pay for certain expenses. The loan has a balance of $34,435 at September 30, 2014, bears no interest and is payable on demand.

At September 30, 2014 the Company was indebted to a stockholder in the amount of $5,000. The loan has an interest rate of 20%. Principal and accrued interest were due and payable on July 2, 2012.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.0001 per share. In July 2014, in a private transaction, the note holder transferred $1,000 of note principal to a third party. In August 2014, the holder of this portion of note principal converted it into 1,000,000 shares of the Company's common stock. At September 30, 2014, $4,000 of the original note principal remains due and payable.

At September 30, 2014 the Company was indebted to a stockholder in the amount of $1,500. The loan has an interest rate of 26.7%. Principal and accrued interest were due and payable on January 1, 2014.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 5. 6% CONVERTIBLE NOTES

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 5. 6% CONVERTIBLE NOTES (continued)

In April 2014, the new note holder converted $40 of note principal into 400,000 shares of common stock.

Subsequent to these conversions there remains $125 in note principal.

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share. At September 30, 2014, the note had a remaining principal balance of $60.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,986,187 shares at September 30, 2014.

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 5. 6% CONVERTIBLE NOTES (continued)

In July 2013, in a private transaction, the note holder transferred the remaining note principal balance of $9,900 to a third party.

In July 2013, the note holder converted $300 of note principal into 300,000 shares of the Company's common stock. The remaining principal on this portion of the note at September 30, 2014 is $4,815. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,986,187 shares at September 30, 2014.

In August 2013, in a private transaction, the new note holder transferred $4,475 of principal to a stockholder of the company.

In September 2013, the note holder converted $400 of note principal into 400,000 shares of the Company's common stock at $0.001 per share.

In August 2013, the note holder/stockholder converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. The remaining principal balance on this portion of the note at September 30, 2014 is $2,075. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 1,986,298 shares at September 30, 2014.

Note 6. STOCKHOLDERS' EQUITY

In November 2010, the Company issued 752.000 shares of common stock at par value for services provided to the Company.

In November 2010, the Company issued 81,250 shares of common stock at $0.08 per share.

In November 2010, the Company issued 37,500 shares of common stock at $0.08 per share.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 6. STOCKHOLDERS' EQUITY (continued)

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 6. STOCKHOLDERS' EQUITY (continued)

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 6. STOCKHOLDERS' EQUITY (continued)

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 6. STOCKHOLDERS' EQUITY (continued)

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

In April 2014, the Company issued 50,000 shares of common stock at $0.13 per share for services provided to the Company.

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

In August 2014, the Company issued 1,000,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 4).

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 7. COMMITMENTS AND CONTINGENCIES

In May 2014, the Company began leasing its current office space on a month to month basis at the rate of $525 per month.

Under the terms of this lease rent expense for the nine months ended September 30, 2014 totaled $3,212.

In July 2013, the Company entered into a consulting agreement with an individual for a one year term. Under the terms of this agreement the Company agreed to compensate the consultant with 100,000 shares of the Company's common stock. As of September 30, 2013 the consultant received 50,000 shares of the Company's common stock valued its the fair market value of $0.10 per share (See note 5). At September 30, 2014 and 2013, $2,500 and $2,500 has been recorded as an expense, respectively.

Note 8. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	39%
Effect of operating losses	(39)%
0%

As of September 30, 2014, the Company has a net operating loss carryforward of approximately $547,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2014. The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 9. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2014

Note 9. BASIS OF REPORTING (continued)

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2014, the Company incurred a net loss of approximately $554,000. In addition, the Company has no significant assets or revenue generating operations.

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

Note 10. SUBSEQUENT EVENTS

In October 2014, the Company incorporated a wholly owned subsidiary in Nevada for the purpose of acquiring certain assets of an unrelated third party.

In October 2014, the Company's subsidiary (see above) entered into an asset purchase agreement that calls for the subsidiary to purchase substantially all of the target company's operating assets for $250,000. The purchase price is payable on the 12 month anniversary of the acquisition and is payable in the Company's common stock. The number of shares is to be determined based upon the market value of the stock at that future date.

In October 2014, two note holders partially converted their notes for 2,600,000 shares of the Company's common stock at $0.001 per share.

In October 2014, a note holder partially converted his note for 500,000 shares of the Company's common stock at $0.0001 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section must be read in conjunction with the Audited Financial Statements included in this Prospectus.

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010. We are in the development stage and have a diverse product line including products for both consumers and professionals. Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, developing our models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing our offices and identifying future sources of capital. At the present time, The Company building products and affiliations in and related to the cosmetic healthcare industry. We are developing products and programs in the anti-aging sector using laser technology as well as LED Light Therapy. The Company is a dealer for Atmospheric Water Solutions, Inc. to sell water machines that makes drinking water from air. We are in development for a website about Ebola with the domain ebolasaftey.com.

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

Cosmetic and Anti-Aging Division

Medifirst continues to develop its division that focuses on anti-aging and non-invasive and minimally invasive cosmetic procedures. We are in development of a mobile laser unit and a treatment protocol for wrinkles, hyperpigmentation, skin spots, acne and various skin related concerns. The Company also incorporates LED Light Therapy in which it is also a distributor. Medifirst has completed an acquisition that will effectively be a great synergy with out current products. Effective October 31, 2014, the Company’s  newly-formed wholly-owned subsidiary, Dr. Park Avenue, Inc., a Nevada corporation (“Subsidiary”), entered into an Asset Purchase Agreement (“Agreement”) to acquire all of the assets of Dr. Park Ave. located in Franklin Lakes, New Jersey. (“Dr. Park Ave. New Jersey”). The Subsidiary will continue to operate the out-patient cosmetic surgery office formerly operated by Dr. Park Ave New Jersey at the Franklin Lakes, New Jersey facility. Paul Fondacaro M.D., the medical director of Dr. Park Avenue New Jersey, is the President, Chief Medical Officer and a director of the Subsidiary.

Atmospheric Water Solutions

The Company is a dealer and sales representative for Atmospheric Water Solution (“AWS”), a Florida based company that generates water by using an advanced patented technology. The water generating machines extract water directly from the air we breathe. By using a patented, advanced filtration and purification system, AWS machines purify water to the cleanest, purest standards in the world. The Company is the exclusive distributor for tradeshows within the US for the entire spa and wellness industry and will seek to expand to international sales as well. The units operate on standard 110V power and on average one gallon of water generated will cost about 10 cents. The units start as a table top model generating up to three gallons a day to large standing machines making up to 400 gallons a day.

Ebola Division

The Company has created a new division to address the Ebola virus and potential outbreaks across the country. The Ebola virus is one of the greatest possible threats to ever hit the United States. In just two months, the Ebola outbreak that has spiraled out of control in West Africa and is spreading to the U.S., could see 10,000 new cases every week, according to the World Health Organization. The latest projection outlines a dire situation, as the deadliest Ebola outbreak in history has health officials across the globe scrambling and struggling to identify, treat and prevent the disease that has no cure or vaccine. The Company has acquired the domain www.ebolasafety.com. The website, currently being developed, will focus on industry products, services and education.

Marijuana

Since the medical marijuana ballot initiative did not get voter approval in Florida, the Company will not be pursuing any business related to legal marijuana or any products that service the industry.

Results of Operations

Quarterly Period Ended September 30, 2014

Revenues

During the nine months ended September 30, 2014 and 2013, we generated $82,127 and $50,049 in revenues, respectively.

Cost of good sold for the nine months ended September 30, 2014 and 2013 was $45,895 and $5,941, respectively.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans.

Expenses

For the nine months ended September 30, 2014 and 2013, expenses were $258,326 and $113,207, respectively.

We expect expenses for 2014 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the nine months ended September 30, 2014 and 2013 professional fees were $160,363 and $10,684, respectively.

We expect professional fees for 2014 to trend marginally downward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company.  This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the nine months ended September 30, 2014 and 2013, other expenses was $1,329 and $1,405, respectively.

Other expense for the nine months ended September 30, 2014 and 2013 consisted of interest expense.

Net Income/(Loss)

For the nine months ended September 30, 2014 and 2013 the company had a net loss of $224,173 and $70,504.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At September 30, 2014 and 2013, our principal sources of liquidity included cash and cash equivalents of $12,033 and $3,720, respectively.

As of September 30, 2014, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 30, 2014, the Company issued 300,000 shares of restricted common stock pursuant to a subscription agreement.

On August 6, 2014, the Company issued 200,000 shares of restricted common stock pursuant to a subscription agreement.

On August 21, 2014, the Company issued 1,000,000 shares of common stock to a holder of convertible promissory notes upon the exercise of conversion rights by the holder.

Each of these transactions was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section (a) (2) thereof. In the alternative, the shares issued upon the exercise of conversion rights is an exempt security under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

November 18, 2014
	By	/s/ Bruce Schoengood
Bruce Schoengood
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Bruce Schoengood
Bruce Schoengood
Chief Financial Officer
(Principal Financial Officer)

