Form 10-K
period 2014-12-31
Medifirst Solutions, Inc.
filed 2015-04-15
CIK 1522704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [     ]

Commission file number 333-178825

Medifirst Solutions, Inc.

(Name of small business issuer in its charter)

NEVADA	23-3888260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4400 Route 9 South. Suite 1000, Freehold NJ 07728
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: Bid $0.05, Ask $0.07.

As of April 13 2015, there were 24,781,750 shares of the issuer’s common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Corporate History

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010. We are in the development stage and have a diverse product line including both consumer products and digital media. Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, developing our models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing our offices and identifying future sources of capital. At the present time, The Company is building products and affiliations in and related to the cosmetic healthcare industry. We are developing products and programs, specifically the Time Machine Program in the anti-aging sector using laser technology. The Company is a dealer for Atmospheric Water Solutions, Inc. to sell water machines that makes drinking water from air.

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

Business

Cosmetic and Anti-Aging Division

Medifirst continues to develop its division that focuses on anti-aging and non-invasive and minimally invasive cosmetic procedures. We are in development of a mobile laser unit and a treatment protocol called The Time Machine Program for wrinkles, hyperpigmentation, skin spots, acne and various skin related concerns. October 31, 2014, the Company’s  newly-formed wholly-owned subsidiary, Dr. Park Avenue, Inc., a Nevada corporation (“Subsidiary”), entered into an Asset Purchase Agreement (“Agreement”) to acquire all of the assets of Dr. Park Ave. located in Franklin Lakes, New Jersey. (“Dr. Park Ave. New Jersey”). As a consequence of the inability of Dr. Park Ave to provide audited financial statements as required by the terms of the acquisition, Medifirst has informed the management of Dr.Park Ave. that the Asset Purchase Agreement has been recinded and is no longer in effect.

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

The Market

Cosmetic and Anti-Aging Division

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

Market Strategy

Our strategic marketing plan is based on utilizing social media, print advertising and attending trade shows and conferences. However, we cannot guarantee that any of our marketing efforts will be successful or offer any assurances that we will be successful in selling othe Laser Devices, The Time Machine Programs to health care professionals.

Internet Sales

We will promote our products on the internet but they are not sold online.

Direct Sales.

Attending trade shows is one of the most effective ways we can expose our product to large numbers of potential buyers both domestic and international. Additionally we attend network meetings for business professionals.

Regulation

Regarding lasers, every state has different regulations for professional usage and we advisor all customers to check with their state for exact details.

Competition

Most devices and procedures currently used are much more invasive with potential side effects. Additionally, many of these procedures are very expensive for both the health care professionals to purchase them as well as the procedure cost to the patient or consumer. This includes: Class four lasers, Microdermabrasion and Fraxel lasers. Because of the very competitive cost for our lasers, each spa or healthcare professional have to flexibility to set their rates for their clients or patients.

Revenue

We expect to promote the technology to California which is experiencing a sever water shortage. We cannot guarantee sales but we expect to generate revenue by Q4 2015.

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

Internet Sales

The company will promote our products on the internet but they are not sold online.

Direct Sales.

Attending trade shows is one of the most effective ways we can expose our product to large numbers of potential buyers both domestic and international. Additionally we attend network meetings for business professionals.

Regulation

No specific approval is required for sales

Market Strategy

The company has introduced the water machine at the premiere Spa and Wellness show in the country, the IECSC show at the Javits Center in NYC last year. We will continue to introduce the machines at all events we attend as an exhibitor. Additionally, the manufacturer will continue to provide Medifirst leads and sales from the Spa and wellness industry. We are also expanding our marketing to the state of California where they are experiencing a severe water shortage.

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

Revenue

We expect to promote the technology to California which is experiencing a sever water shortage. We cannot guarantee sales but we expect to generate revenue by Q4 2015.

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

We were organized on November 8, 2010, and we have no significant operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to the business risks associated with a new or development stage business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our December 31, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We have begun selling our products and services which has generated some revenue. If we are unable to develop sufficient additional customers for our products and services, we will not generate enough revenue to sustain our business, and the Company may fail.

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

Laser Devices

The company plans to file for FDA 5/10K approval for sales in the US market. If that approval were denied, that would prohibit us from selling units in the US market.

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

Our current sole officer, sole director and principal founding stockholder, Bruce Schoengood, beneficially owns approximately [12]% of the outstanding shares of our common stock and 100% of the preferred shares which carry super voting rights.. So long as this control is concentrated in the hands of Mr. Schoengood, he will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors. In addition, such control by Mr. Schoengood will allow him to establish his own compensation and other benefits and perquisites in an amount and manner that would have a negative impact on our net income which in turn could negatively impact the market price, if any, of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

Our corporate office is located at 4400 Route 9 South, Suite, Freehold NJ 07728 and our telephone number is (732) 786-8044. Our administrative office is located at 50 Oxford Road, Manalapan NJ 07726. The Freehold, NJ office space is leased through April 1, 2017 at a monthly cost of approximately $549.00. There are currently no proposed programs for the renovation, improvement or development of the facilities currently used. We intend to renew the current lease prior to its termination. We believe these existing facilities are adequate for the foreseeable future.

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

Fiscal Year Ending December 31, 2014
Quarter Ended	High $		Low $
March 31, 2014 (through March [ 31], 2014)	[0.1240	]	[0.06	]

Fiscal Year Ending December 31, 2014
Quarter Ended	High $		Low $
December 31, 2014	0.06		0.0240
September 30, 2014 (from September 14, 2014)	0.06		0.0230
June 30, 2014	0.015		0.06
March 31, 2014	0.20		0.059

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

As of April 13, 2014, we have 24,781,750 shares of common stock issued and outstanding held by [345] stockholders of record.

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

Recent Sales of Unregistered Securities

During the period covered by this report, we issued and sold the following securities without registration under the Securities Act.

New Issuances of Securities

●	In February 2014 the Company issued 1,000,000 shares of common stock at .01 per share

●	In February 2014 the Company issued 450,000 shares of common stock at .06 per share

●	In March 2014 the Company issued 200,000 shares of common stock at .05 per share

●	In March 2014 the Company issued 450,000 shares of common stock at .011 per share

●	In April 2014 the Company issued 50,000 shares of common stock at .013 per share

●	In May 2014 the Company issued 100,000 shares of common stock at .09 per share

●	In May 2014 the Company issued 250,000 shares of common stock at .05 per share

●	In July 2014 the Company issued 300,000 shares of common stock at .05 per share

●	In August 2014 the Company issued 200,000 shares of common stock at .05 per share

●	In October 2014 the Company issued 1,500,000 shares of common stock at .001 per share

Issuances of Common Stock upon Exercise of Conversion Rights.

In March 2014, a noteholder converted $50 of the principal balance of a note into 500,000 shares of the Company's common stock at a conversion price of $0.0001 per share.

In April 2014, a noteholder converted $40 of the principal balance of a note into 400,000 shares of the Company's common stock at a conversion price of $0.0001 per share.

In June 2014, a noteholder converted $700 of the principal balance of a note into 700,000 shares of the Company's common stock at a conversion price of $0.001 per share.

In August 2014, a noteholder converted $1000 of the principal balance of a note into 1,000,000 shares of the Company's common stock at a conversion price of $0.001 per share.

In October 2014, a noteholder converted $1100 of the principal balance of a note into 1,100,000 shares of the Company's common stock at a conversion price of $0.001 per share.

In October 2014, a noteholder converted $50 of the principal balance of a note into 500,000 shares of the Company's common stock at a conversion price of $0.0001 per share.

In October 2014, a noteholder converted $1,500 of the principal balance of a note into 1,500,000 shares of the Company's common stock at a conversion price of $0.001 per share.

Promissory Notes:

In March 2011, the Company issued a promissory note to a stockholder in the amount of $300. On July 2013, the note was amended to provide the noteholder with the right to convert the note into the Company's common stock at $0.0006 per share. The Company issued 400,000 shares of Common Stock upon the conversion of $240 of the existing balance owing on the note. The current unconverted balance on the note is $60.

In January 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 20% per annum. Principal and interest were due and payable on July 2, 2012. March 5, 2015, the note was amended to provide the noteholder with the right to convert the note into the Company's common stock at $0.0005 per share. The Company issued 0 shares of Common Stock upon the conversion of $5000 of the balance owing on the note. The current unconverted balance of the note is $5000.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on July 3, 2013. April 2014, the note was amended to provide the note holder with the right to convert the note into the Company's common stock at $0.001 per share. The Company issued 2,500,000 shares of Common Stock upon the conversion of $2,500 of the existing balance owing on the note. The current unconverted balance of the note is $2500.

In May 2012, the Company issued a promissory note to a stockholder in the amount of $25,000 with interest at 10% per annum. Principal and interest were due and payable on November, 2012. On December 2014, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.0001 per share. Effective April 2013, the Company and Note Holder entered into a second amendment of the Note which reduced the principal balance of the Note to $9,900 by crediting $14,000 to consulting services provide by Note Holder to the Company. On June 2013 the note was sold to two parties. A $5,000 and $4,900 portion of the note was sold to two new note holders. The Company issued 4,110,000 shares of Common Stock upon the conversion of $4110 of the balances owing on the notes. The $5000 Note has a current unconverted balance of $3,715 and the $4,900 Note has a current unconverted balance of $2,075.

In July 2013, the Company issued a promissory note to a stockholder in the amount of $1,500. Principal and interest were due and payable on January 2014. January 2015, the note was amended to provide the note holder with the right to convert the note into the Company's common stock at $0.0004 per share The Company issued 0 shares of Common Stock upon the conversion of $1,500 of the balance owing on the note. The current unconverted balance is $1500.

In January 2015, the Company issued a promissory note to a stockholder in the amount of $1,000. Principal and interest were due and payable on July 2015.On January 2015, the note was amended to provide the note holder with the right to convert the note into the Company's common stock at $0.0001 per share. The Company issued 0_ shares of Common Stock upon the conversion of $0 of the balance owing on the note. The current unconverted note balance is $1000.

In April 2015, the Company issued a promissory note to a stockholder in the amount of $3,000. Principal and interest were due and payable on October 2015. The current balance of the note is $3,000.

All of the previously described issuances of securities were made pursuant to the exemption from registration at Section 4(a)(2) and/or Rule 506 of Regulation D and/or Section 4(6) under the Securities Act for either transactions not involving a public offering or for transactions with an “accredited investor” as defined under the Securities Act. Common Stock issued upon the exercise of conversion rights were made pursuant to Section 3(a)(9) of the Securities Act for securities exchanged by an issuer with its existing security holders exclusively.

Equity Compensation Plan Information

We do not have any equity incentive plans as of the date of this annual report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section must be read in conjunction with the Audited Financial Statements included in this Prospectus.

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010. We are in the development stage and have a diverse product line including both consumer products and digital media. Since our inception, we have been engaged in business planning activities, including researching the industry, identifying target markets for our products, developing our models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing our offices and identifying future sources of capital. At the present time, The Company is building products and affiliations in and related to the cosmetic healthcare industry. We are developing products and programs, specifically the Time Machine Program in the anti-aging sector using laser technology. The Company is a dealer for Atmospheric Water Solutions, Inc. to sell water machines that makes drinking water from air.

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

Cosmetic and Anti-Aging Division

The Company continues to develop its division that focuses on anti-aging and non-invasive and minimally invasive cosmetic procedures. We are in development of a mobile laser unit and a treatment protocol called The Time Machine Program for wrinkles, hyperpigmentation, skin tightening,skin spots, acne and various skin related concerns. If approved for FDA 5/10K certification, the Company can offer the mobile hand-held laser units for sale.

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

Results of Operations

Fiscal Year Ended December 31, 2014

Revenues

During the year ended December 31, 2014 and 2013, we generated $85,627 and $54,497 in revenues, respectively.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans.

Expenses

For the year ended December 31, 2014 and 2013, expenses were $325,591 and $167,016, respectively.

We expect expenses for 2014 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the year ended December 31, 2014 and 2013, professional fees were $162,474 and $25,612, respectively.

We expect professional fees for 2014 to trend marginally downward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company.  This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the year ended December 31, 2014 and 2013, other expenses was $1,654 and $1,488, respectively.

Expense for the three months ended December 31, 2014 consisted of interest expense.

Net Income/(Loss)

For the year ended December 31, 2014 and 2013 the company had a net loss of $292,713 and $114,812.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At December 31, 2014 and 2013, our principal sources of liquidity included cash and cash equivalents of $551 and $3,720, respectively.

As of December 31, 2014, we did not have any significant commitments for capital expenditures.

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

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Medifirst Solutions, Inc.

We have audited the accompanying balance sheets of Medifirst Solutions, Inc., (A Development Stage Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended, and the period from inception (November 8, 2010) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medifirst Solutions, Inc., (A Development Stage Company) as of December 31, 2014 and 2013, and results of its operations and its cash flows for the years then ended, and for the period from inception (November 8, 2010) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
David A. Aronson, CPA. P.A.
North Miami Beach, Florida
April 5, 2015

Medifirst Solutions, Inc.

(A Development Stage Company)

Balance Sheet

December 31, 2014 and 2013

	2014	2013
ASSETS

Current Assets:
Cash	$551	$3,720
Accounts receivable, net of allowance of $500	2,255	-
Prepaid expenses	1,125	2,500
Inventory	5,000	7,500
Total current assets	8,931	13,720

Equipment, net	6,338	5,199

Other Assets
Security deposit	1,065	265

	$16,334	$19,184

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Bank overdraft	$4,748	$1,644
Accounts payable and accrued expenses	319,425	231,958
Due to related party	5,937	-
Loan payable - stockholder	42,210	41,855
6% convertible notes	5,975	8,765
Total current liabilities	378,295	284,222

Commitments

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 and -0- shares issued and outstanding, respectively	5	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 22,481,750 and 13,781,750 shares issued and outstanding, respectively	2,248	1,378
Additional paid in capital	258,755	63,840
Deficit accumulated during development stage	(622,969)	(330,256)
	(361,961)	(265,038)

	$16,334	$19,184

See accompanying notes to financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Statements of Operations

For the Years Ended December 31, 2014 and 2013 and for the Period

From November 8, 2010 (Inception) to December 31, 2014

	From November 8, 2010 (Inception) to
	December 31, 2014	2014	2013

Consulting fee revenue	$74,800	$-	$41,500
Product sales, net	109,583	85,627	12,997
	184,383	85,627	54,497
Cost of goods sold	52,993	50,295	805
Gross income	131,390	35,332	53,692

Expenses:
Officer's compensation	307,500	100,000	100,000
Advertising and promotion	26,234	4,354	6,929
Computer and internet	12,366	1,680	1,274
Professional fees	220,327	162,474	25,612
Provision for bad debts	28,500	28,500	-
Repairs and maintenance	7,392	526	39
Travel	32,584	3,924	6,793
Other	113,799	24,133	26,369
	748,702	325,591	167,016

Net loss before other income and expenses	(617,312)	(290,259)	(113,324)

Other income and (expenses)
Interest income	1	1	-
Interest expense	(4,858)	(1,655)	(1,488)
Net loss before provision for income taxes	(622,169)	(291,913)	(114,812)

Provision for income taxes	(800)	(800)	-

Net loss	$(622,969)	$(292,713)	$(114,812)

Loss per common share - Basic and fully diluted	$(0.11)	$(0.02)	$(0.02)

Weighted average number of shares outstanding - Basic and fully diluted	5,509,927	18,691,886	6,700,517

See accompanying notes to financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period from November 8, 2010 (Inception) to December 31, 2014

						Accumulated
					Additional	Deficit During	Total
	Common Stock		Preferred Class A		Paid in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Issuance of common shares for services $0.0001 per share	752,000	$75	-	$-	$-	$-	$75
Issuance of common shares for cash at $0.08 per share	81,250	8	-	-	6,492	-	6,500
Issuance of common shares for cash at $0.08 per share	37,500	4	-	-	2,996	-	3,000
Issuance of common shares for cash at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.00133 per share	187,500	19	-	-	231	-	250
Issuance of common shares for cash at $0.02 per share	12,500	1	-	-	249	-	250
Issuance of common shares for services at $0.08 per share	125,000	12	-	-	9,988	-	10,000
Issuance of common shares for cash at $0.01 per share	25,000	3	-	-	247	-	250
Issuance of common shares for cash at $0.002 per share	315,000	32	-	-	598	-	630
Net loss	-	-	-	-	-	(4,457)	(4,457)
Balance - December 31, 2010	1,660,750	166	-	-	30,789	(4,457)	26,498

Issuance of common shares for cash at $0.0034 per share	250,000	25	-	-	825	-	850
Issuance of common shares for cash at $0.01 per share	25,000	2	-	-	248	-	250
Issuance of common shares for cash at $0.016 per share	12,500	1	-	-	199	-	200
Issuance of common shares for cash at $0.0019 per share	75,000	8	-	-	135	-	143
Issuance of common shares for cash at $0.0014 per share	250,000	25	-	-	325	-	350
Issuance of common shares for services $0.002 per share	3,750,000	375	-	-	7,125	-	7,500
Issuance of common shares for cash at $0.0167 per share	300,000	30	-	-	4,970	-	5,000
Issuance of common shares for services $0.08 per share	20,000	2	-	-	1,598	-	1,600
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Issuance of common shares for cash at $0.08 per share	53,500	5	-	-	4,275	-	4,280
Issuance of common shares for cash at $0.08 per share	12,500	1	-	-	999	-	1,000
Subtotals	6,415,500	641	-	-	51,987	(4,457)	48,171

Subtotals	6,415,500	$641	-	$-	$51,987	$(4,457)	$48,171
Issuance of common shares for cash at $0.04 per share	100,000	10	-	-	3,990	-	4,000
Issuance of common shares for cash at $0.08 per share	6,250	1	-	-	499	-	500
Net loss	-	-	-	-	-	(36,788)	(36,788)
Balance - December 31, 2011	6,521,750	652	-	-	56,476	(41,245)	15,883

Issuance of common shares upon partial conversion of note at $0.001 per share	150,000	15	-	-	135	-	150
Net loss	-	-	-	-	-	(174,199)	(174,199)
Balance - December 31, 2012	6,671,750	667	-	-	56,611	(215,444)	(158,166)

Issuance of common shares upon partial conversion of note at $0.001 per share	660,000	66	-	-	594	-	660
Issuance of common shares upon partial conversion of note at $0.001 per share	200,000	20	-	-	180	-	200
Issuance of common shares upon partial conversion of note at $0.0001 per share	700,000	70	-	-	-	-	70
Issuance of common shares for services $0.10 per share	50,000	5	-	-	4,995	-	5,000
Issuance of common shares upon partial conversion of note at $0.0006 per share	400,000	40	-	-	200	-	240
Issuance of common shares upon partial conversion of note at $0.001 per share	300,000	30	-	-	270	-	300
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40	-	-	-	-	40
Issuance of common shares upon partial conversion of note at $0.0001 per share	50,000	5	-	-	-	-	5
Issuance of common shares upon partial conversion of note at $0.001 per share	700,000	70	-	-	630	-	700
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Issuance of common shares upon partial conversion of note at $0.0001 per share	300,000	30	-	-	-	-	30
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35	-	-	-	-	35
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40			-	-	40
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,000,000	100			900	-	1,000
Issuance of common shares upon partial conversion of note at $0.0001 per share	350,000	35			-	-	35
Issuance of common shares upon partial conversion of note at $0.001 per share	400,000	40			360	-	400
Issuance of common shares upon partial conversion of note at $0.0001 per share	500,000	50			-	-	50
Net loss	-	-	-	-	-	(114,812)	(114,812)
Balance - December 31, 2013	13,781,750	1,378	-	-	64,740	(330,256)	(264,138)

Issuance of common shares for services $0.05 per share	1,000,000	100			49,900	-	50,000
Issuance of common shares for services $0.05 per share	500,000	50			24,950	-	25,000
Issuance of common shares to repay debt at $0.0555	450,000	45			24,955	-	25,000
Issuance of common shares for cash at $0.05 per share	200,000	20			9,980	-	10,000
Issuance of common shares for cash at $0.05 per share	300,000	30			14,970	-	15,000
Issuance of common shares for cash at $0.05 per share	200,000	20			9,980	-	10,000
Issuance of common shares upon partial conversion of note at $0.0001 per share	500,000	50			-	-	50
Issuance of common shares for services $0.05 per share	450,000	45			22,455	-	22,500
Issuance of common shares for services $0.13 per share	50,000	5			6,495	-	6,500
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40			-	-	40
Issuance of preferred shares for services $0.10 per share	-	-	50,000	5	4,995	-	5,000
Issuance of common shares for services $0.09 per share	100,000	10			8,990	-	9,000
Issuance of common shares for services $0.05 per share	250,000	25			12,475	-	12,500
Issuance of common shares upon partial conversion of note at $0.0001 per share	700,000	70			630	-	700
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,000,000	100			900	-	1,000
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,100,000	110			990	-	1,100
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,500,000	150			1,350	-	1,500
Net loss	-	-	-	-	-	(292,713)	(292,713)
Balance - December 31, 2014	22,481,750	$2,248	50,000	$5	$258,755	$(622,969)	$(361,961)

See accompanying notes to financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013 and for the Period

From November 8, 2010  (Inception) to December 31, 2014

	From November 8, 2010 (Inception) to
	December 31, 2014	2014	2013

Cash flows from operating activities:
Net loss	$(622,969)	$(292,713)	$(114,812)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,976	1,417	230
Provision for doubtful accounts	500	500	-
Accounts receivable	(2,755)	(2,755)	-
Prepaid expenses	(1,125)	1,375	(2,500)
Inventory	(5,000)	2,500	(7,500)
Security deposit	(1,065)	(800)	-
Bank overdraft	4,748	3,104	1,644
Accounts payable and accrued expenses	319,425	87,467	120,488
Interest/excess of fair value of shares issued to repay loans	30,290	30,290	-
Common stock issued for services	139,675	125,500	5,000
Preferred stock issued for services	5,000	5,000	-
Net cash (used) provided by operating activities	(131,300)	(39,115)	2,550

Cash flows from investing activities:
Purchase of equipment	(8,314)	(2,556)	-
Net cash used by investing activities	(8,314)	(2,556)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	86,043	35,000	2,940
Due to related party	5,937	5,937	-
Stockholder's loan	42,210	355	14,641
6% convertible notes	5,975	(2,790)	(16,885)
Net cash provided by financing activities	140,165	38,502	696

Net increase (decrease) in cash	551	(3,169)	3,246
Cash at beginning of period	-	3,720	474
Cash at end of period	$551	$551	$3,720

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,944	$805	$1,456
Income taxes	$800	$800	$-

See accompanying notes to financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value.

Equipment, net

Equipment is stated at cost. Major renewals and betterments are capitalized while maintenance and repairs, which do not extend the lives of the respective assets, are expensed when incurred. Depreciation is computed over the estimated useful lives of the assets using the straight line method of accounting.

The estimated useful life for equipment is five years.

The cost and accumulated depreciation for property and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and any resulting gains or losses are reflected in income.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, and other accrued liabilities approximate their fair values.

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting". The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2014.

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014, the Company had $551 in cash equivalents.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

NOTE 2. CONCENTRATION OF CREDIT RISK

During 2014, sales to three customers accounted for approximately 93% of the Company's net sales or approximately $80,000. Of these customers, one customer accounted for approximately 41% of the Company's net sales or approximately $35,000. Additionally, one customers accounted for 100% of the Company's accounts receivable balance at December 31, 2014.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 3. EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Computer equipment	$8,314	$5,758
Less: accumulated depreciation	(1,976)	(559)

	$6,338	$5,199

Depreciation expense was $1,417 and $230 for the years ended December 31, 2014 and 2013, respectively.

Note 4. DUE TO RELATED PARTY

During the period ended September 30, 2014, a related party through common management advanced the Company $8,752 to pay certain expenses. The loan bears no interest and is payable on demand.

Note 5. LOAN PAYABLE - STOCKHOLDER

During 2014 and 2013, a stockholder of the Company advanced the Company $31,665 and $30,355, respectively, to pay for certain expenses. The loan has a balance of $35,216 at December 31, 2014, bears no interest and is payable on demand.

At December 31, 2013 the Company was indebted to a stockholder in the amount of $5,000. The loan has an interest of 20%. Principal and accrued interest were due and payable on July 2, 2012.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.0001 per share. In July 2014, in a private transaction, the note holder transferred $1,000 of note principal to a third party. In August 2014, the holder of this portion of note principal converted it into 1,000,000 shares of the Company's common stock. In October 2014, the holder converted $1,500 of note principal into 1,500,000 shares of the Company's common stock at $0.001 per share. At December 31, 2014, $2,500 of the original note principal remains due and payable.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 6. 6% CONVERTIBLE NOTES

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012. Interest on the notes accrue at the rate of 6% per annum and are payable when the notes mature. The notes matured prior to conversion but have not been repaid. Interest continues to accrue at the rate of 6% per annum.

The holder of one of the notes converted $110 of note principal into 1,150,000 shares of common stock as follows:

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 6. 6% CONVERTIBLE NOTES (continued)

In March and April 2014, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
March 2014	$50	$0.0001	500,000
April 2014	$40	$0.0001	400,000

Subsequent to these conversions there remains $125 in note principal.

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share. At December 31, 2013, the note had a remaining principal balance of $60.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 2,245,927 shares at December 31, 2014.

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 6. 6% CONVERTIBLE NOTES (continued)

In July 2013, the note holder converted $300 of note principal into 300,000 shares of the Company's common stock. In September 2014, the note holder converted an additional $1,100 of note principal into 1,100,000 shares of the Company's common stock. The remaining principal on this portion of the note at December 31, 2014 is $3,715. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 2,245,927 shares at December 31, 2014.

In August 2013, in a private transaction, the new note holder transferred $4,475 of principal to a stockholder of the company.

In September 2013, the note holder converted $400 of note principal into 400,000 shares of the Company's common stock at $0.001 per share.

In August 2013, the note holder/stockholder converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. The remaining principal balance on this portion of the note at December 31, 2014 is $2,075. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 2,245,927 shares at December 31, 2014.

In October 2013, a $1,000 note was converted into 1,000,000 shares of the Company's common stock at $0.001 per share in accordance with the terms of the note.

Note 7. STOCKHOLDERS' EQUITY

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 7. STOCKHOLDERS' EQUITY (continued)

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

In December 2012, the Company issued 150,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 6).

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 7. STOCKHOLDERS' EQUITY (continued)

In January 2013, the Company issued 660,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 6).

In March 2013, the Company issued 200,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 6).

In June 2013, the Company issued 700,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In July 2013, the Company issued 50,000 shares of common stock at $0.10 per share under the terms of a consulting agreement (See note 8).

In July 2013, the Company issued 400,000 shares of common stock at $0.0006 per share as partial conversion of a note (See note 6).

In July 2013, the Company issued 300,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 6).

In August 2013, the Company issued 400,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In August 2013, the Company issued 50,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In August 2013, the Company issued 700,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 6).

In September 2013, the Company issued 350,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In September 2013, the Company issued 300,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In September 2013, the Company issued 350,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In October 2013, the Company issued 400,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In October 2013, the Company issued 1,000,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 7. STOCKHOLDERS' EQUITY (continued)

In October 2013, the Company issued 350,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In November 2013, the Company issued 400,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 6).

In December 2013, the Company issued 500,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

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

In March 2014, the Company issued 500,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 5).

In March 2014, the Company issued 450,000 shares of common stock at $0.05 per share for services provided to the Company.

In April 2014, the Company issued 50,000 shares of preferred stock at $0.13 per share for services provided to the Company.

In April 2014, the Company issued 400,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In May 2014, the Company issued 100,000 shares of common stock at $0.09 per share for services provided to the Company.

In May 2014, the Company issued 250,000 shares of common stock at $0.05 per share for services provided to the Company.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 7. STOCKHOLDERS' EQUITY (continued)

In June 2014, the Company issued 700,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In August 2014, the Company issued 1,000,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In October 2014, the Company issued 1,100,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

In November 2014, the Company issued 1,500,000 shares of common stock at $0.0001 per share as partial conversion of a note (See note 6).

Note 8. COMMITMENTS AND CONTINGENCIES

In July 2013, the Company entered into a consulting agreement with an individual for a one year term. Under the terms of this agreement the Company has agreed to compensate the consultant with 100,000 shares of the Company's common stock. As of December 31, 2014 the consultant had been issued 50,000 shares of the Company's common stock valued at its fair market value of $0.10 per share (See note 5). At December 31, 2013, $2,500 has been recorded as an accrued expense.

In March 2014, the Company signed a lease for office space that will run from May 2014 through April 2015. The lease calls for minimum monthly rental payments of $525.

Rent expense under the terms of this lease totaled $4,274 for the year ended December 31, 2014.

Future minimum lease payments under this lease are as follows:

'December 31,	Amount
2015	$2100

Note 9. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	39%
Effect of operating losses	(39)%
0%

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

Note 9. INCOME TAXES (continued)

As of December 31, 2014, the Company had a net operating loss carryforward of approximately $176,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2014. The principal difference between the operating loss for income tax purposes and reporting purposes is accrued officer's compensation and stock issued for services..

Note 10. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2014, the Company incurred a net loss of approximately $623,000. In addition, the Company has no significant assets or revenue generating operations.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred in our fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer and director and his age are as follows:

Executive Officers and Directors

Name	Age	Office	Since
Bruce Schoengood	[56]	Chief Executive Officer and Director	March 16, 2011

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

Nomination Process

As of December 31, 2014, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the board of directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

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

Summary Compensation Table

Name and Principal Position	Fiscal year Ended December 31	Salary ($)	Bonus ($)	Other Annual Compensation ($)	TOTAL
Bruce Schoengood, CEO	2012	$100,000	$0	$0.00	$100,000
	2013	$100,000	0	$0.00	$100,000
	2014	$100,000	0	$0.00	$100,000

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

Name of beneficial owner	Amount of Beneficial ownership		Percent of class(2)
Bruce Schoengood(1)	[3,825,000	]	[12	]%

(1) Unless otherwise indicated, the address of each of the persons shown is c/o Medifirst Solutions, Inc., 4400 Route 9 South, Suite 1000, Freehold NJ 07728.

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

No director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31,2014 or December 31, 2013 or December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

	December 31,	December 31,
	2014	2013

Audit fee	$4,000	$3,500
Audit related fees
Tax fees
All other fees

TOTAL	$4,000	$3,500

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

Audit Related Fees

“Audit Related Fees” consist of fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported as “Audit Fees.” For the years ended December 31, 2014 and December 2013 and 202, the aggregate “Audit Related Fees” were $-0- and $-0- and $-0, respectively.

Tax Fees

“Tax Fees” consist of fees billed for professional services for tax compliance, tax advice, and tax planning. Tax preparation fees expenses for David A. Aronson, CPA. P.A., for professional services in respect to the filing of the Company’s income taxes for the years ended December 31, 2014, 2013 and 2012, were $-0- and $-0- and $-0 respectively.

All Other Fees

Fees billed by David A. Aronson, CPA. P.A., not related to audit or other services as described above, during the years ended December 31, 2014, 2013 and 2012, were $-0- and $-0- and $-0 respectively, and such fees were related to [Explanation].

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation filed on November 8, 2010(1)
3.2	Certificate of Amendment to Articles of Incorporation filed on March 28, 2011(1)
3.3	By-laws adopted on November 15, 2010(1)
4.1	Specimen Common Stock Certificate(1)
10.1	Asset Purchase Agreement dated October 31, 2014 between Dr. Park Avenue Inc. and Dr. Park Ave. (2)
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 30, 2011
(2)	Incorporated by reference to the Company’s report on Form 8K filed November 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2015	MEDIFIRST SOLUTIONS, INC.

	By:	/s/ Bruce Schoengood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Bruce Schoengood	President, Chief Executive Officer,	April 14, 2015
Principal Financial Officer, Director

