Form 10-Q
period 2015-03-31
Medifirst Solutions, Inc.
filed 2015-05-20
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:

333-178825

MEDIFIRST SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-3888260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4400 Route 9 South, Suite 1000, Freehold NJ 07728

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 19, 2015, there were 24,981,750 shares of Common Stock, $0.0001 par value, outstanding and 50,000 shares of Preferred Stock, .0001 par value, outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDIFIRST SOLUTIONS, INC.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

3

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	5

Financial Statements

Balance Sheets	6

Statements of Operations	7

Statement of Changes in Stockholders' Equity	8

Statements of Cash Flows	9

Notes to Financial Statements	10 - 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Medifirst Solutions, Inc.

We have reviewed the accompanying balance sheet of Medifirst Solutions, Inc., (A Development Stage Company) as of March 31, 2015, and the related statements of income, stockholders’ equity, and cash flows for the three-months ended March 31, 2015 and 2014. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ David A. Aronson, CPA, P.A.

David A. Aronson, CPA. P.A.

North Miami Beach, Florida

May 14, 2015

Medifirst Solutions, Inc.

(A Development Stage Company)

Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$2,430	$-
Accounts receivable, net of allowance of $2,755 and $500, respectively	2,255	2,255
Prepaid expenses	375	1,125
Inventory	5,000	5,000
Total current assets	10,060	8,380

Equipment, net	5,922	6,338

Other Assets
Security deposit	1,065	1,065

	$17,047	$15,783

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Cash overdraft	$-	$4,197
Accounts payable and accrued expenses	25,703	19,425
Accrued expenses - officer's compensation	325,000	300,000
Due to related party	8,921	5,937
Loans payable - stockholders	54,724	42,210
6% convertible notes	5,850	5,975
Total current liabilities	420,198	377,744

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 shares issued and outstanding	5	5
Common stock, $0.0001 par value; 200,000,000 shares authorized, 24,781,750 and 22,481,750 shares issued and outstanding	2,478	2,248
Additional paid in capital	261,975	258,755
Deficit accumulated during development stage	(667,609)	(622,969)
	(403,151)	(361,961)

	$17,047	$15,783

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Product sales, net	$-	$47,079
Cost of goods sold	-	45,895
Gross income	-	1,184

Expenses:
Officer's compensation	25,000	25,000
Advertising and promotion	1,283	2,575
Computer and internet	710	410
Consulting fees	4,802	118,643
Professional fees	775	724
Provision for bad debts	2,255	-
Repairs and maintenance	-	124
Trade shows	-	3,185
Travel	-	2,680
Other	11,734	3,739
	46,559	157,080

Net loss before other income, expenses and provision for income taxes	(46,559)	(155,896)

Other income and (expenses)
Interest expense	(336)	(316)
Net loss before provision for income taxes	(46,895)	(156,212)

Provision for income taxes	-	-

Net loss	$(46,895)	$(156,212)

Loss per common share - Basic and fully diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - Basic and fully diluted	23,290,959	14,680,958

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

March 31, 2015

(Unaudited)

	Common Stock		Preferred Class A		Additional Paid in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance - January 1, 2014	13,781,750	$1,378	-	$-	$64,740	$(330,256)	$(264,138)

Issuance of common shares for services $0.05 per share	1,000,000	100	-	-	49,900	-	50,000
Issuance of common shares for services $0.05 per share	500,000	50	-	-	24,950	-	25,000
Issuance of common shares to repay debt at $0.0555	450,000	45		-	24,955	-	25,000
Issuance of common shares for cash at $0.05 per share	200,000	20	-	-	9,980	-	10,000
Issuance of common shares for cash at $0.05 per share	300,000	30	-	-	14,970	-	15,000
Issuance of common shares for cash at $0.05 per share	200,000	20	-	-	9,980	-	10,000
Issuance of common shares upon partial conversion of note at $0.0001 per share	500,000	50	-	-	-	-	50
Issuance of common shares for services $0.05 per share	450,000	45	-	-	22,455	-	22,500
Issuance of common shares for services $0.13 per share	50,000	5	-	-	6,495	-	6,500
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40	-	-	-	-	40
Issuance of preferred shares for services $0.10 per share	-	-	50,000	5	4,995	-	5,000
Issuance of common shares for services $0.09 per share	100,000	10	-	-	8,990	-	9,000
Issuance of common shares for services $0.05 per share	250,000	25	-	-	12,475	-	12,500
Issuance of common shares upon partial conversion of note at $0.0001 per share	700,000	70	-	-	630	-	700
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,000,000	100	-	-	900	-	1,000
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,100,000	110	-	-	990	-	1,100
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,500,000	150	-	-	1,350	-	1,500
Net loss	-	-	-	-	-	(292,713)	(292,713)
Balance - December 31, 2014	22,481,750	2,248	50,000	5	258,755	(622,969)	(361,961)

Issuance of common shares upon partial conversion of note at $0.0001 per share	1,000,000	100	-	-	900	-	1,000
Cancellation of common shares to recapitalize company	(500,000)	(50)	-	-	50	-	-
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,000,000	100	-	-	900	-	1,000
Issuance of common shares upon partial conversion of note at $0.0005 per share	800,000	80	-	-	320	-	400
Contribution to additional paid in capital	-	-	-	-	1,050	-	1,050
Net loss	-	-	-	-	-	(46,895)	(46,895)
Balance - March 31, 2015	24,781,750	$2,478	50,000	$5	$261,975	$(669,864)	$(405,406)

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(46,895)	$(10,391)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	416	58
Provision for doubtful accounts	2,255	-
Prepaid expenses	750	-
Accounts payable and accrued expenses	31,278	23,917
Common stock issued to repay loan	2,400	-
Capitalized rent expense	1,050	-
Net cash used by operating activities	(8,746)	13,584

Cash flows from financing activities:
Cash overdraft	(4,197)	-
Proceeds from issuance of common stock	-	860
Due to related party	2,984
Shareholder's loan	12,514	(2,971)
6% convertible notes	(125)	(860)
Net cash provided by financing activities	11,176	(2,971)

Net increase in cash	2,430	10,613
Cash at beginning of period	-	474
Cash at end of period	$2,430	$11,087

Supplemental cash flow information:
Cash paid during the period for:
Interest	$336	$65
Income taxes	$-	$-

Non-cash transactions:

During the periods ended March 31, 2015 and 2014, the Company capitalized rent expense of $1,050 and $-0-, respectively.

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2015

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010. The Company is in the development stage and intends to have a diverse product line of consumer products. Since inception, the Company has been engaged in business planning activities, including researching the industry, identifying target markets for the Company's products, developing the Company's models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing the Company's offices and identifying future sources of capital. At the present time, the Company is building products and affiliations in and related to the cosmetic healthcare industry. The Company is developing products and programs, specifically the Time Machine Program in the anti-aging sector using laser technology. The Company is a dealer for Atmospheric Water Solutions, Inc. to sell water machines that makes drinking water from air.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2014.

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

March 31, 2015

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

March 31, 2015

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2015

Note 2. EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at March 31, 2015 and 2014:

	2015	2014
Computer equipment	$8,314	$5,758
	8,314	5,758

Less: accumulated depreciation	(2,392)	(847)

	$5,922	$4,911

Depreciation for the three months ended March 31, 2015 and 2014 was $416 and $288, respectively.

Note 3. LOANS PAYABLE - STOCKHOLDERS

During the periods ended March 31, 2015 and 2014 a stockholder of the Company advanced the Company $20,670 and $12,530, respectively. The loan has a balance of $47,999 at March 31, 2015, bears no interest and is payable on demand.

In January 2012. the Company issued a promissory note to a stockholder in the amount of $5,000 with interest payable at 20%. Principal and interest were due and payable on July 2, 2012. In March 2015, the note was amended to provide the note holder with the option to convert the note to the Company's common stock at $0.0005 per share. In March 2015, in a private transaction, the note holder transferred $400 of note principal to a third party who subsequently converted this portion of the note into 800,000 shares of the Company's common stock. At March 31, 2015, $4,600 of the original note principal remains due and payable.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10%. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note into the Company's common stock at $0.0001 per share. In July 2014, in a private transaction, the note holder transferred $1,000 of note principal to a third party. In August 2014, the holder of this portion of note principal converted it into 1,000,000 shares of the Company's common stock. In October 2014, the holder converted $1,500 of note principal into 1,500,000 shares of the Company's common stock at $0.001 per share. In 2015, in two private transactions, the holder of the note transferred $2,000 of note principal to two unrelated individuals. These individuals converted their shares of the note into 2,000,000 shares of the Company's common stock at $0.0001 per share. At March 31, 2015, $500 of the original note principal remains due and payable.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2015

Note 3. LOANS PAYABLE - STOCKHOLDERS (continued)

At March 31, 2014, the Company was indebted to a stockholder in the amount of $1,500. The loan has an interest of 26.7%. Principal and accrued interest were due and payable on January 1, 2014.

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2015

Note 4. 6% CONVERTIBLE NOTES (continued)

In March and April 2014, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
March 2014	$50	$0.0001	400,000
April 2014	$40	$0.0001	500,000

Subsequent to these conversions there remains $125 in note principal.

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share. At March 31, 2015, the note had a remaining principal balance of $60.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or, 2,440,732 shares at March 31, 2015.

In May 2012, the Company issued a $25,000, 6% per annum note that matured in November 2012. In December 2012 the note was amended to be a convertible note. Interest on the note accrues at 6% and is payable when the note matures.

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

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2015

Note 4. 6% CONVERTIBLE NOTES (continued)

In July 2013, in a private transaction, the note holder transferred the remaining note principal balance of $9,900 to a third party.

In July 2013, the note holder converted $300 of note principal into 300,000 shares of the Company's common stock. The remaining principal on this portion of the note at March 31, 2014 is $4,815. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 2,440,732 shares at March 31, 2015.

In August 2013, in a private transaction, the new note holder transferred $4,475 of principal to a stockholder of the company.

In September 2013, the note holder converted $400 of note principal into 400,000 shares of the Company's common stock at $0.001 per share.

In August 2013, the note holder/stockholder converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. The remaining principal balance on this portion of the note at March 31, 2015 is $2,075. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 2,440,732 shares at March 31, 2015.

Note 5. STOCKHOLDERS' EQUITY

In January 2015, the Company issued 1,000,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 4).

In February 2015, a stockholder of the Company returned 500,000 shares of common stock to recapitalize the Company.

In February 2015, the Company issued 1,000,000 shares of common stock at $0.001 per share as partial conversion of a note (See note 4).

In March 2015, the Company issued 800,000 shares of common stock at $0.0005 per share as partial conversion of a note (See note 3).

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2015

Note 6. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $525 per month.

Capitalized rent expense for the three months ended March 31, 2015 and 2014, totaled $1,050 and $-0-, respectively.

Note 7. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	39%
Effect of operating losses	(39)%
0%

As of March 31, 2015, the Company has a net operating loss carryforward of approximately $211,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2015. The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Note 8. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2015, the Company incurred a net loss of approximately $665,000. In addition, the Company has no significant assets or revenue generating operations.

Medifirst Solutions, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2015

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

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010.   The Company  is in the development stage and intends to have a diverse product line of consumer products.  Since inception, the Company has been engaged in business planning activities, including researching the industry, identifying target markets for the Company's products, developing the Company's models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing the Company's offices and identifying future sources of capital.  At the present time, the Company is building products and affiliations in and related to the cosmetic healthcare industry.  The Company is developing products and programs, specifically the Time Machine Program in the anti-aging sector using laser technology.  The Company is a dealer for Atmospheric Water Solutions, Inc. to sell water machines that makes drinking water from air.

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

The Time Machine Program is a valuable practice building tool. By taking advantage of the many opportunities there are to promote a practice, a healthcare business can turn this investment into new patients, new procedures and new profits. As healthcare businesses develop their knowledge of diagnosis and application, they can realize ways to expand their patient base and catalog of in-office procedures as they integrate the program in to their practice.

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

Results of Operations

Quarterly Period Ended March 31, 2015

Revenues

During the quarterly period ended March 31, 2015 and 2014, we generated $-0- and $47,079 in revenues, respectively.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans.

Expenses

For the quarterly period ended March 31, 2015 and 2014, expenses were $46,569 and $157,080, respectively.

We expect expenses for 2015 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the quarterly period ended March 31, 2015 and 2014 professional fees were $775 and $724, respectively.

We expect professional fees for 2015 to trend marginally upward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company.  This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the quarterly period ended March 31, 2015 and 2014, other expenses was $336 and $316, respectively.

Expense for the three months ended March 31, 2015 and 2014 consisted of interest expense.

Net Income/(Loss)

For the quarterly period ended March 31, 2015 and 2014 the company had a net loss of $46,895 and $156,212.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At March 31, 2015 and 2014, our principal sources of liquidity included cash and cash equivalents of $2,430 and $- 0-, respectively.

As of March 31, 2015, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In January 2015 the Company issued 1,000,000 shares of common stock at .001 per share pursuant to the exercise of conversion rights under the terms of a convertible promissory note.

In February 2015 the Company issued 1,000,000 shares of common stock at .001 per share pursuant to the exercise of conversion rights under the terms of a convertible promissory note.

In March 2015 the Company issued 800,000 shares of common stock at .001 per share pursuant to the exercise of conversion rights under the terms of a convertible promissory note.

Each of these transactions was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof. In the alternative, the common stock is an exempt security pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Promissory Notes:

In March 2011, the Company issued a promissory note to a stockholder in the amount of $300. On July 2013, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.0006 per share. Note Balance $60.

In January 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 20% per annum. Principal and interest were due and payable on July 2, 2012. March 5, 2015, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.0005 per share. Note Balance $4600.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on July 3, 2013. April 2014, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.001 per share. Note Balance $500.

In May 2012, the Company issued a promissory note to a stockholder in the amount of $25,000 with interest at 10% per annum. Principal and interest were due and payable on November, 2012. On December 2014, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.0001 per share. Effective April 2013, the Company and Note Holder entered into a second amendment of he Note which reduced the principal balance of the Note to $9,900 by crediting $14,000 to consulting services provide by Note Holder to the Company. On June 2013 the note was sold to two parties. A $5,000 and $4,900 portion of the note was sold to two new note holders. The $5,000 Note has a balance of $3,715 and the $4,900 Note has a balance of $2,075.

In July 2013, the Company issued a promissory note to a stockholder in the amount of $1,500. Principal and interest were due and payable on January 2014. January 2015, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.0004 per share. Note Balance $1500

In January 2015, the Company issued a promissory note to a stockholder in the amount of $1,000. Principal and interest were due and payable on July 2015. January 2015, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.0001 per share. Note Balance $1000

In April 2015, the Company issued a promissory note to a stockholder in the amount of $3,000. Principal and interest were due and payable on October 2015. Note Balance $3000

At any time on or after the maturity date, with the approval of the Board of Directors, the holders of the notes have the option of converting any of the unpaid principal and interest into the Company's common stock. The notes plus any accrued but unpaid interest are convertible at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock.

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

May 19, 2015

By	/s/ Bruce Schoengood
Bruce Schoengood
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Bruce Schoengood
Bruce Schoengood
Chief Financial Officer
(Principal Financial Officer)

