Form 10-Q
period 2015-06-30
Medifirst Solutions, Inc.
filed 2015-08-18
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2015, there were 30,281,750 shares of Common Stock, $0.0001 par value, outstanding and 50,000 shares of Preferred Stock, .0001 par value, outstanding.

PART I.   FINANCIAL INFORMATION

Medifirst Solutions, Inc.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current Assets:
Cash	$105,213	$-
Accounts receivable, net of allowance of $-0- and $500, respectively	-	2,255
Prepaid expenses	99	1,125
Inventory	-	5,000
Total current assets	105,312	8,380

Property, Plant and Equipment, net	5,507	6,338

Other Assets
Security deposit	-	1,065

Total Assets	$110,819	$15,783

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Bank overdraft	$-	$4,197
Accounts payable and accrued expenses	27,409	19,425
Accrued expenses - officer's compensation	350,000	300,000
Due to related party	8,921	5,937
Loans payable - stockholders	57,746	42,210
Convertible notes payable	108,975	5,975
Total current liabilities	553,051	377,744

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 issued and outstanding, respectively	5	5
Common stock, $0.0001 par value; 200,000,000 shares authorized, 27,081,750 and 22,481,750 shares issued and outstanding, respectively	2,708	2,248
Additional paid in capital	264,470	258,755
Accumulated Deficit	(709,415)	(622,969)
Total Stockholders' Deficit	(442,232)	(361,961)

Total Liabilities and Stockholders' Deficit	$110,819	$15,783

See accompanying summary of notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Consulting fee revenue	$1,858	$-	$1,858	$-
Product sales, net	-	35,048	-	82,127
Total Revenues	1,858	35,048	1,858	82,127
Cost of goods sold	5,150	-	5,150	45,895
Gross profit	(3,292)	35,048	(3,292)	36,232

Expenses:
G&A expenses	35,773	65,450	82,332	222,530
Total Operating Expenses	35,773	65,450	82,332	222,530

Loss from operations	(39,065)	(30,402)	(85,624)	(186,298)

Other income (expense)
Interest expense	(486)	(319)	(822)	(635)
Loss before provision for income taxes	(39,551)	(30,721)	(86,446)	(186,933)

Provision for income taxes	-	(750)	-	(750)

Net loss	$(39,551)	$(31,471)	$(86,446)	$(187,683)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of shares outstanding	25,159,772	18,044,386	24,286,722	16,586,696

See accompanying notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	June 30,	June 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(86,446)	$(187,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for service	$-	$125,500
Preferred stock issued for services	-	5,000
Depreciation expense	831	603
Loss on settlement of debt	3,550	25,000
Stock based compensation	50,000	-
Changes in assets and liabilities:
Accounts receivable	2,255	(30,755)
Prepaid expenses	1,026	(3,125)
Inventory	5,000	(1,900)
Security deposit	1,065	(800)
Accounts payable and accrued expenses	7,984	40,267
Due to related party	2,984	-
Net cash used in operating activities	(11,751)	(27,893)

INVESTING ACTIVITIES:
Purchase of equipment	-	(1,571)
Net cash used in investing activities	-	(1,571)

FINANCING ACTIVITIES:
Cash overdraft	(4,197)	303
Proceeds from shareholder's contribution	2,625	-
Proceeds from issuance of common stock	-	35,000
Proceeds from sale of debentures	103,000	-
Stockholders' loans	15,536	6,048
Net cash provided by financing activities	116,964	41,351

Net increase in cash	105,213	11,887
Cash at beginning of period	-	3,720
Cash at end of period	$105,213	$15,607

Supplemental cash flow information:
Cash paid during the period for:
Interest	$299	$205
Income taxes	$-	$-

Non-cash transactions:
Common stock issued to repay stockholder loans	$3,550	$25,000
Shareholder contribution to pay rent expense	$2,625	$-

See accompanying notes to unaudited condensed financial statements.

Medifirst Solutions, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2014.

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

Medifirst Solutions, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates.

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

Medifirst Solutions, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company does not have cash equivalents.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value.

Property, Plant and Equipment

Property, plant and equipment, consisting of computer equipment, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, of five years.

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

Medifirst Solutions, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair value and then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Sholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, result of operation or cash flows.

Medifirst Solutions, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

Note 2. EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Computer equipment	$8,315	$8,315

Less: accumulated depreciation	(2,808)	(1,977)

	$5,507	$6,338

Depreciation for the six months ended June 30, 2015 and December 31, 2014 was $831 and $1,417, respectively.

Note 3. LOANS PAYABLE – STOCKHOLDERS

In January 2012. the Company issued a promissory note to a stockholder in the amount of $5,000 with a pre-set interest fee of $500. Principal and interest were due and payable on July 2, 2012. In March 2015, the note was amended to provide the note holder with the option to convert the note to the Company's common stock at $0.0005 per share. During 2015, in private transactions, the note holder transferred $1,150 of note principal to third parties who subsequently converted their portions of the note into 2,300,000 shares of the Company's common stock. At June 30, 2015, $3,850 of the original note principal remains due and payable.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest payable at 10%. Principal and accrued interest were due and payable on June 2, 2013. During 2014 and 2015, in private transactions, the note holder transferred $4,900 of note principal to third parties who subsequently converted their portions of the note into 5,300,000 shares of the Company's common stock. At June 30, 2015, $100 of the original note principal remains due and payable.

In November 2013, the Company was indebted to a stockholder in the amount of $1,500. The loan has pre-set interest fee of $200. Principal and accrued interest were due and payable on January 1, 2014.

During the period ended June 30, 2015 and December 31, 2014, a stockholder of the Company advanced the Company $37,102 and $31,665, respectively. The loan has a balance of $57,746 and $42,210 as of June 30, 2015 and December 31, 2014, bears no interest and is payable on demand, respectively.

Medifirst Solutions, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

NOTE 4. CONVERTIBLE NOTES PAYABLE

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

Medifirst Solutions, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

Note 4. CONVERTIBLE NOTES PAYABLE (continued)

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

At June 30, 2015, $125 of the original note principal remains due and payable.

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share. At June 30, 2015, the note had a remaining principal balance of $60.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 2,705,467 shares at June 30, 2015.

In May 2012, the Company issued a $25,000 6% per annum note that matured in November 2012. In December 2012 the note was amended to be a convertible note. Interest on the note accrues interest at 6% per annum and is payable when the note matures.

Medifirst Solutions, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

Note 4. CONVERTIBLE NOTES PAYABLE (continued)

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

In July 2013, in a private transaction, the note holder transferred the remaining note principal balance of $9,690 to a third party.

In August 2013, in a private transaction, the new note holder transferred $4,475 of principal to a stockholder of the company.

In October 2013, the note holder converted $400 of note principal into 400,000 shares of the Company's common stock at $0.001 per share.

In October 2014, the note holder converted $1,100 of note principal into 1,100,000 of the Company's common stock. The remaining principal on this portion of the note at June 30, 2015 is $3,715. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 2,705,467 shares at June 30, 2015.

Medifirst Solutions, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

Note 4. CONVERTIBLE NOTES PAYABLE (continued)

In August 2013, the note holder/stockholder converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. The remaining principal balance on this portion of the note at June 30, 2015 is $2,075. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 2,705,467 shares at June 30, 2015.

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company's common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures.

In June 2015, the Company issued a convertible debenture for $100,000. The debenture is due in December 2015. Interest accrues at the rate of 5% per annum and is payable when the debenture matures. The holder of the debenture has the right to convert the principal into shares of the Company's common stock at any time after one hundred eighty days following the closing date and prior to the close of business on the maturity date at a 50% discount to the average of the previous three days closing price of the date of conversion. The Company has determined that the conversion feature is considered the embedded conversion feature of the convertible debt instruments should be recorded at fair value as derivative liabilities. The Company will evaluate the fair value after one hundred eighty days following the closing date.

Note 5. STOCKHOLDERS' EQUITY

In January and February 2015, the Company issued 2,000,000 shares of common stock at $0.001 per share as partial conversion of a note for principal of $2,000.

In February 2015, a stockholder of the Company returned 500,000 shares of common stock Company.

In March 2015, the Company issued 800,000 shares of common stock at $0.0005 per share as partial conversion of a note for principal of $400.

In April 2015, the Company issued 300,000 shares of common stock at $0.0005 per share as partial conversion of a note for principal of $150.

Medifirst Solutions, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

Note 5. STOCKHOLDERS' EQUITY (continued)

In June 2015, the Company issued 2,000,000 shares of common stock at $0.0005 per share as partial conversion of a note for principal of $1,000.

Note 6. COMMITMENTS AND CONTINGENCIES

The Company currently rents its offices on a month to month basis from the Company's President and stockholder for $525 per month.

Rent expense for the six months ended June 30, 2015 and 2014, totaled $2,625 and $-0-, respectively. $1,575 and $-0- was contributed to additional paid in capital as of and for the six months ended June 30, 2015 and 2014.

Note 7. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	39%
Effect of operating losses	(39)%
0%

As of June 30, 2015, the Company has a net operating loss carryforward of approximately $225,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2015. The principal differences between the operating loss for income tax purposes and reporting purposes results from the accrual of officer's compensation and the issuance of common shares for services.

Note 8. BASIS OF REPORTING

The Company's unaudited condensed financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to June 30, 2015, the Company incurred a net loss of approximately $709,415. In addition, the Company has no significant assets or revenue generating operations.

Medifirst Solutions, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2015

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

Note 9. SUBSEQUENT EVENTS

In July 2015, the Company issued a convertible note in the principal amount of $59,000. The note matures in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company's common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date.

In August 2015, the Company issued 3,000,000 shares of the Company's common stock, at $0.01 per share, to the Company's president in partial payment of accrued officer's compensation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section must be read in conjunction with the Audited Financial Statements included in this Prospectus.

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010.   The Company is in the development stage and intends to have a diverse product line of medical related products.  Since inception, the Company has been engaged in business planning activities, including researching the industry, identifying target markets for the Company's products, developing the Company's models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing the Company's offices and identifying future sources of capital.  At the present time, the Company is building products and affiliations in and related to the cosmetic healthcare industry.  The Company is developing products and programs, specifically the Time Machine Program and hand-held laser devices in the skincare sector.  The Company is a dealer for Atmospheric Water Solutions, Inc. to sell water machines that makes drinking water from air.

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

Cosmetic and Skincare Division

Medifirst has in development, a mobile hand-held Green and Infrared Laser device and a treatment protocol called The Time Machine Program designed for anti-aging and skin care and repair related applications. The lasers are easy to use, light-weight, hand-held units that are specially designed so the patient experience no down time and no extensive recovery period.  For healthcare professionals, they are affordable, portable and versatile. Medifirst Solutions will bring to market a unique laser device that is effective and easily affordable to a multitude of healthcare professionals The Time Machine Program is a valuable business building tool. By taking advantage of the many opportunities there are to promote a practice, a healthcare business can turn this investment into new patients, new procedures and new profits. As healthcare businesses develop their knowledge of diagnosis and application, they can realize ways to expand their patient base and catalog of in-office procedures as they integrate the program in to their practice.

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

Results of Operations

Quarterly Period Ended June 01, 2015

Revenues

During the three months ended June 30, 2015 and 2014, we generated $1,858 and $35,048 in revenues, respectively.

For the six months ended June 30, 2015 and 2014, we generated $1,858 and $82,127 in revenues, respectively.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans.

Expenses

For the quarter ended June 30, 2015 and 2014, expenses were $35,773 and $65,450, respectively.

For the six months ended June 30, 2015 and 2014, expenses were $82,332 and $222,530, respectively.

We expect expenses for the remainder of 2015 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the quarter ended June 30, 2015 and 2014 professional fees were $3,318 and $8,753, respectively.

For the six months ended June 30, 2015 and 2014, professional fees were $8,145 and $9,477, respectively.

We expect professional fees for the remainder of 2015 to trend marginally upward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company.  This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the quarter ended June 30, 2015 and 2014, other expenses was $486 and $319, respectively.

For the six months ended June 30, 2015 and 2014, other expenses was $822 and $635, respectively.

Other expense for the three and six months ended June 30, 2015 and 2014 consisted of interest expense.

Net Income/(Loss)

For the quarter ended June 30, 2015 and 2014 the company had a net loss of $39,551 and $31,471.

For the six months ended June 30, 2015 and 2014 the company had a net loss of $86,446 and $187,683.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At June 30, 2015 and 2014, our principal sources of liquidity included cash of $105,213 and $- 0-, respectively.

As of June 30, 2015, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In January and February 2015, the Company issued 2,000,000 shares of common stock at $0.001 per share as partial conversion of a note for principal of $2,000 (See note 3).

In February 2015, a stockholder of the Company returned 500,000 shares of common stock Company.

In March 2015, the Company issued 800,000 shares of common stock at $0.0005 per share as partial conversion of a note for principal of $400.

In April 2015, the Company issued 300,000 shares of common stock at $0.0005 per share as partial conversion of a note for principal of $150.

In June 2015, the Company issued 2,000,000 shares of common stock at $0.0005 per share as partial conversion of a note for principal of $1,000.

Each of these transactions was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof. In the alternative, the common stock is an exempt security pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended, the shares being issued upon the exercise of conversion rights.

Promissory Notes:

In March 2011, the Company issued a promissory note to a stockholder in the amount of $300. On July 2013, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.0006 per share. The current balance owing on the note is $60.

In January 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 20% per annum. Principal and interest were due and payable on July 2, 2012. March 5, 2015, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.0005 per share. The current balance owing on the note is $3,850.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on July 3, 2013. April 2014, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.001 per share. The current balance owing on the note is $100.

In May 2012, the Company issued a promissory note to a stockholder in the amount of $25,000 with interest at 10% per annum. Principal and interest were due and payable on November, 2012. On December 2014, the note was amended to provide the note holder with the privilege to convert the note into the Company's common stock at $0.0001 per share. Effective April 2013, the Company and Note Holder entered into a second amendment of the note which reduced the principal balance of the Note to $9,900 by crediting $14,000 to consulting services provide by Note Holder to the Company. Effective August 29, 2013 a $5,000 and $4,900 portion of the note was sold to two new note holders. The balances owing on the note are $3,715 and $2,075, respectively.

In July 2013, the Company issued a promissory note to a stockholder in the amount of $1,500. Principal and interest were due and payable on January 2014. Effective April 30, 2013, the note was amended to provide the note holder with the right to convert the note into the Company's common stock at $0.0004 per share. The current balance owing on the note is $1,500.

In April 2015, the Company issued a promissory note to a stockholder in the amount of $3,000. Principal and interest were due and payable on October 2015. The current balance owing on the note is $3,000.

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

August 18, 2015

By	/s/ Bruce Schoengood
Bruce Schoengood
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Bruce Schoengood
Bruce Schoengood
Chief Financial Officer
(Principal Financial Officer)

