Form 10-K/A
period 2014-12-31
Medifirst Solutions, Inc.
filed 2015-09-08
CIK 1522704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of September 8 2015, there were 33, 301,750 shares of the issuer’s common stock outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our principal executive and principal financial officer, Bruce Schoengood, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control over Financial Reporting .

Management’s Annual Report on Internal Control over Financial Reporting .  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2014 due to a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company does not have an audit committee and is not currently required to have one. We do not believe that the lack of an audit committee could result in a material misstatement in our financial statements in the near future. Accordongly, we have concluded that the lack of an audit committee alone does not constitute a material weakness in the Company’s internal control over financial reporting and has considered the foregoing in its determination that our internal controls over financial reporting were effective as of the date of this report.

Management's assessment was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

David A. Aronson, CPA. P.A. serves as our independent registered public accounting firm and audited our financial statements for the years ended December 2014 and December 31, 2013. The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2014 and 2013.

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

Audit Related Fees

“Audit Related Fees” consist of fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported as “Audit Fees.” For the years ended December 31, 2014 and December 2013 the aggregate “Audit Related Fees” were $-0- and $-0- and $-0, respectively.

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

September 8, 2015	MEDIFIRST SOLUTIONS, INC.

	By:	/s/ Bruce Schoengood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Bruce Schoengood	President, Chief Executive Officer,	September 8, 2015
Principal Financial Officer, Director

