Form 10-Q
period 2015-09-30
Medifirst Solutions, Inc.
filed 2015-11-23
CIK 1522704

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

333-178825

MEDIFIRST SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

4400 Route 9 South, Suite 1000, Freehold NJ 07728

(Address of principal executive offices)

732-786-8044

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b- 2 of the Exchange Act.

(check one)	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 20, 2015, there were 34,601,750 shares of Common Stock, $0.0001 par value, outstanding and 50,000 shares of Preferred Stock, .0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4. Controls and Procedures.	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3. Defaults Upon Senior Securities.	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information.	26

Item 6. Exhibits.	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDIFIRST SOLUTIONS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

3

TABLE OF CONTENTS

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8 - 19

Medifirst Solutions, Inc.
Condensed Consolidated Balance Sheets
September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current Assets:
Cash	$143,352	$-
Accounts receivable, net of allowance of $0 and $500, respectively	-	2,255
Prepaid expenses	-	1,125
Deferred financing costs	5,708
Inventory	50,000	5,000
Total current assets	199,060	8,380

Property, Plant and Equipment, net	5,091	6,338

Other Assets
Security deposit	-	1,065
Total other assets	-	1,065

	$204,151	$15,783

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Cash overdraft	$-	$4,197
Accounts payable and accrued expenses	113,064	19,425
Accrued expenses - officer's compensation	345,000	300,000
Due to related party	8,921	5,937
Loans payable - stockholders	43,641	42,210
Convertible notes payable	205,975	5,975
Total current liabilities	716,601	377,744

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 and -0- shares issued and outstanding, respectively	5	5
Common stock, $0.0001 par value; 200,000,000 shares authorized, 34,401,750 and 22,481,750 shares issued and outstanding, respectively	3,440	2,248
Additional paid in capital	302,233	258,755
Accumulated deficit	(818,128)	(622,969)
	(512,450)	(361,961)

	$204,151	$15,783

See accompanying notes to condensed consolidated financial statements.

Medifirst Solutions, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Consulting fee revenue	$-	$-	$1,858	$-
Product sales, net	-	-	-	82,127
	-	-	1,858	82,127
Cost of goods sold	-	-	5,150	45,895
Gross income	-	-	(3,292)	36,232

Expenses:
Officer's compensation	25,000	25,000	75,000	75,000
Impairment of trademark	20,000	-	20,000	-
Advertising and promotion	3,092	(1,074)	4,513	3,567
Computer and internet	957	314	1,796	1,412
Consulting fees	16,000	2,250	18,125	143,975
Professional fees	35,389	6,911	43,534	16,388
Provision for bad debts			2,255	-
Rent	1,872	1,587	6,087	3,687
Repairs and maintenance	-	-	-	526
Trade shows			-	3,185
Travel	-	124	-	3,924
Other	1,657	684	14,989	6,662
	103,967	35,796	186,299	258,326

Net loss before other income, expenses and provision for income taxes	(103,967)	(35,796)	(189,591)	(222,094)

Other income and (expenses)
Interest expense	(4,196)	(694)	(5,018)	(1,329)
Net loss before provision for income taxes	(108,163)	(36,490)	(194,609)	(223,423)

Provision for income taxes	-	-	(550)	(750)

Net loss	$(108,163)	$(36,490)	$(195,159)	$(224,173)

Loss per common share - Basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and fully diluted	30,587,838	9,564,359	25,158,124	16,387,282

See accompanying notes to condensed consolidated financial statements.

Medifirst Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(195,159)	$(224,173)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,247	635
Impairment loss of trademark	20,000	-
Provision for doubtful accounts	2,255	-
Accounts receivable	-	(30,755)
Prepaid expenses	1,125	(1,400)
Inventory	(45,000)	(1,900)
Security deposit	1,065	(800)
Accounts payable and accrued expenses	118,659	67,574
Deferred financing costs	(5,708)	-
Common stock issued for services	35,000	125,500
Preferred stock issued for services	-	5,000
Net cash used by operating activities	(66,516)	(60,319)

Cash flows from investing activities:
Purchase of equipment	-	(2,556)
Net cash used by investing activities	-	(2,556)

Cash flows from financing activities:
Repayment of bank overdraft	(4,197)	(1,644)
Proceeds from stockholders' loans	37,102	29,870
Proceeds from issuance of common stock	-	35,000
Shareholder's contribution	4,200	-
Proceeds from related party advances	2,984	8,752
Repayment of stockholder loan	(30,221)	-
Proceeds from sale of convertible notes	200,000	(790)
Net cash provided by financing activities	209,868	71,188

Net increase in cash	143,352	8,313
Cash at beginning of period	-	3,720
Cash at end of period	$143,352	$12,033

Supplemental cash flow information:
Cash paid during the period for:
Interest	$551	$601
Income taxes	$550	$750

Supplemental Schedule of non-cash investing and financing activities:
Shares issued upon acquisition of Subsidiary	$20	$-
Cancellation of shares	$50	$-
Shares issued upon settlement of debt	$5,450	$26,790

See accompanying notes to condensed consolidated financial statements.

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Medifirst Solutions, Inc. ("MSI" or the "Company") was incorporated in Nevada in November 2010. The Company has not generated significant sales to date. The Company intends to have a diverse product line of consumer products. Since inception, the Company has been engaged in business planning activities, including researching the industry, identifying target markets for the Company's products, developing the Company's models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing the Company's offices and identifying future sources of capital. At the present time, the Company is building products and affiliations in and related to the cosmetic healthcare industry.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements and the information included under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Form 10-K as of December 31, 2014. Interim results are not necessarily indicative of the results of a full year.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting". The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of September 30, 2015, the convertible notes payable, which could be converted into approximately 74,676,000 shares of common stock, were outstanding.

Long-Lived Assets

The Company accounts for the valuation of long-lived assets under ASC 360, Property, Plant and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed are reportable at the lower of the carrying amount or fair value, less cost to sell.

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Long-Lived Assets

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of September 30, 2015, and does not expect this to change significantly over the next 12 months.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value on the issuance date.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2015 and December 31, 2014.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value.

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

 (Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Pronouncements

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year beginning June 1, 2017, and the effects of the standard on the Company’s consolidated financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at September 30, 2015:

Computer equipment	$8,315
Less: accumulated depreciation	(3,224)

$5,091

Depreciation expense was $1,247 and $635 for the nine months ended September 30, 2015 and 2014, respectively.

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management $8,921 and $5,937 at September 30, 2015 and December 31, 2014,respectively. The loan bears no interest and is payable on demand.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended September 30, 2015 and 2014, a stockholder of the Company advanced the Company $38,438 and $24,311. The loan had a balance of $31,645 and $42,210 at September 30, 2015 and December 31, 2014, respectively. The loan bears no interest and is payable on demand.

At September 30, 2015 and December 31, 2014, the Company was indebted to a stockholder in the amount of $1,950 and $5,000, respectively. The loan has an interest rate of 20%. Principal and accrued interest were due and payable on July 2, 2012.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company's common stock at $0.0001 per share. Subsequently, in 2014, in a private transactions, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500,000 shares of the Company's common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400,000 shares of the Company's common stock. At September 30, 2015 and December 31, 2014, the loan had balance was $100 and $4,000, respectively.

At September 30, 2015 and December 31, 2014, the Company was indebted to a stockholder in the amount of $1,500 and $1,500, respectively. The loan has an interest rate of 26.7%. Principal and accrued interest were due and payable on January 1, 2014.

Note 5. 5% CONVERTIBLE NOTES PAYABLE

In June 2015, the Company issued a convertible note payable in the principal amount of $100,000. The note matures in December 2015 and bears interest at 5%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company's common stock at the discounted rate of 50% of the average of the three lowest market trading prices during the 3 days immediately preceding the conversion date.

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 6. 6% CONVERTIBLE NOTES PAYABLE

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

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 6. 6% CONVERTIBLE NOTES PAYABLE (continued)

In March and April 2014, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
March 2014	$50	$0.0001	500,000
April 2014	$40	$0.0001	400,000

Subsequent to these conversions there remains $125 in note principal.

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share. At September 30, 2015 and 2014, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 3,436,735 shares at September 30, 2015.

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

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 6. 6% CONVERTIBLE NOTES PAYABLE (continued)

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

In October 2014, the note holder converted $1,100 of note principal into 1,100,000 of the Company's common stock. At September 30, 2015, the remaining principal on this portion of the note is $3,715. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 3,436,735 shares at September 30, 2015.

In August 2013, the note holder/stockholder converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. The remaining principal balance on this portion of the note at September 30, 2015 is $2,075. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 3,436,735 shares at September 30, 2015.

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company's common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures.

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 7. 8% CONVERTIBLE NOTES PAYABLE

In July 2015, the Company issued a convertible note payable in the principal amount of $59,000. The note matures in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outstanding principal balance into shares of the Company's common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date.

In August 2015, the Company issued a convertible note payable in the principal amount of $38,000. The note matures in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outstanding principal balance into shares of the Company's common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date.

Note 8. STOCKHOLDERS' EQUITY

The Company has authorized 200,000,000 shares of common stock with a par value of $0.0001 per share. There were 34,401,750 and 22,481,750 shares of common stock issued and outstanding at September 30, 2015 and December 31, 2014, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At September 30, 2015 and December 31, 2014, 50,000 shares of Series A preferred stock were issued and outstanding. The preferred stock has preferential voting rights of 100 votes per outstanding share.

During the quarter ended March 31, 2015, the Company issued 2,000,000 shares of common stock at $0.001 per share as partial conversion of notes.

During the quarter ended March 31, 2015, the Company issued 800,000 shares of common stock at $0.0005 per share as partial conversion of notes.

During the quarter ended March 31, 2015, a stockholder of the Company returned 500,000 shares of common stock to the Company.

During the quarter ended June 30, 2015, the Company issued 2,300,000 shares of common stock at $0.0005 per share as partial conversion of notes.

During the quarter ended September 30, 2015, the Company issued 3,800,000 shares of common stock at $0.0005 per share as partial conversion of notes.

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 8. STOCKHOLDERS' EQUITY (continued)

During the quarter ended September 30, 2015, the Company issued 20,000 shares of common stock at $0.001 per share as to acquire 100% of the outstanding shares of the Company's subsidiary.

During the quarter ended September 30, 2015, the Company issued 3,000,000 shares of common stock at $0.01 per share as Officer's compensation.

During the quarter ended September 30, 2015, the Company issued 500,000 shares of common stock at $0.01 per share for services provided to the Company.

Note 9. COMMITMENTS AND CONTINGENCIES

The Company currently rents its offices on a month to month basis from the Company's President and stockholder for $525 per month.

Rent expense for the nine months ended September 30, 2015 and 2014, totaled $4,200 and $-0-, respectively and was forgiven and converted to additional paid-in capital.

Note 10. INCOME TAXES

The deferred tax asset consists of the following:

	September 30, 2015	December 31, 2014
Net operating loss carryforward	$814,596	$268,000
Valuation allowance	(814,596)	(268,000)
Deferred tax asset, net	$-	$-

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	August 31, 2015	May 31, 2015
Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	9%	9%
Valuation allowance	(43)%	(43)%
Effective income tax rate	0%	0%

As of September 30, 2015, the Company has a net operating loss carryforward of approximately $815,000 to reduce future federal and state taxable income through 2035.

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 10. INCOME TAXES (continued)

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Note 11. RELATED PARTY TRANSACTIONS

Pursuant to a sale and purchase agreement dated August 19, 2015 between the Company and the Company's president, the Company acquired 100% of the equity interests in Medical Lasers Manufacturer, Inc. ("MLM") with the total purchase price of 20,000 shares of the Company's common stock at $0.001 per share (or $20). The fair value of the acquired entity was $20.

The transaction has been accounted for as a business combination under a method similar to the pooling-of-interest method as the Company and MLM were both under common control through common management and ownership at the date of the business combination.

In accordance with ASC 805, the financial statements of the receiving entity shall report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will therefor comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. By eliminating the effects of intra-entity transactions in determining the results of operations for the period before the combination, those results will be on substantially the same basis as the results of operations for the period after the date of combination. The effects of intra-entity transactions on current assets, current liabilities, revenue, and cost of sales for periods presented and on retained earnings/(deficit) at the beginning of the periods presented shall be eliminated to the extent possible.

The transaction was considered as a business acquisition and accordingly the acquisition method of accounting has been applied. MLM had no assets at the date of the business combination.

On August 21, 2015, MLM acquired a trademark from the son of the Company’s President for $20,000 due 90 days from the date of acquisition. As of September 30, 2015, no payment has been made on this liability. Due to the uncertainty of future cash flows from the trademark management has deemed it to be impaired and has recorded an impairment expense of $20,000 at September 30, 2015.

In August 2015, subsequent to the date the Company acquired MLM, MLM purchased $50,000 in inventory from the son of the Company's President.

Note 12. BASIS OF REPORTING – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $818,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 13. SUBSEQUENT EVENTS

In October 2015, the Company issued a convertible note payable in the principal amount of $31,000. The note matures in October 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company's common stock at the discounted rate of 58% of the average of the three lowest market trading prices during the 20 days immediately preceding the conversion date.

Medifirst Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

Note 13. SUBSEQUENT EVENTS (continued)

In October 2015, the Company issued a convertible note payable in the principal amount of $35,000. The note matures in October 2016 and bears interest at 5%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company's common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 20 days immediately preceding the conversion date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section must be read in conjunction with the Audited Financial Statements included in this Prospectus.

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010. The Company is in the development stage and intends to have a diverse product line of medical and healthcare related products. Since inception, the Company has been engaged in business planning activities, including researching the industry, identifying target markets for the Company's products, developing the Company's models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing the Company's offices and identifying future sources of capital. At the present time, the Company is building products and affiliations in and related to the cosmetic, wellness and healthcare industry. The Company is developing products and programs, specifically the Time Machine Program and hand-held laser devices in the skin care sector. The Company is a dealer for Atmospheric Water Solutions, Inc. to sell water machines that makes drinking water from air.

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

Cosmetic and Skincare Division

Medifirst has filed for FDA 510(k) approval and is currently under review for a mobile hand-held Green and Infrared Laser device. The Green Laser is indicated for use for the treatment of Pigmented Lesions, Lentigines, Vascular Lesions and Telangiectasias. The Infrared Laser 810/830nmis ideally utilized to provide temporary relief of minor muscle, joint pain and muscle spasm. It temporary increases local blood circulation and therefore a relaxation of muscles. The treatment protocol called The Time Machine Program and is designed for anti-aging and skin care and repair related applications. The lasers are easy to use, light-weight, hand-held units that are specially designed so the patient experience no down time and no extensive recovery period. For healthcare professionals, they are affordable, portable and versatile. Medifirst Solutions will bring to market a unique laser device that is effective and easily affordable to a multitude of healthcare professionals The Time Machine Program is a valuable business building tool. By taking advantage of the many opportunities there are to promote a practice, a healthcare business can turn this investment into new patients, new procedures and new profits. As healthcare businesses develop their knowledge of diagnosis and application, they can realize ways to expand their patient base and catalog of in-office procedures as they integrate the program in to their practice.

In August 2015, under the terms of an Agreement and Plan of Reorganization,, the Company acquired 100% of the issued and outstanding common stock of Medical Lasers Manufacturer, Inc. ("MLM") from Bruce Schoengood, the President of the Company, in exchange for 20,000 common shares of the Company’s common stock which were valued at $0.015 per share. On August 21, 2015, under the terms of a Trademark Assignment Agreement, MLM acquired the trademark “The Time Machine Program” from the Bruce Schoengood’s son for $20,000 due 90 days from the date of the assignment. Due to the uncertainty of future cash flows from the trademark management has deemed it to be impaired and has recorded an impairment expense of $20,000 at September 30, 2015.

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

The cosmeceutical industry is rapidly growing, with expected double-digit growth during the next 3 years. Although demand is growing, competition is also increasing with the entry of mass-market chains and alternative treatment options. In addition to the major manufacturers, doctor brands are penetrating the market and taking a significant market share. According to another recent market report published by Transparency Market Research "Skincare Devices Market (Lasabrasion, Microdermabrasion, Liposuction, LED Therapy, Dermatoscopes, Skin Rejuvenation, Cellulite Reduction, Skin Tightening & Body Contouring and Hair Removal) - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2012 - 2018," in 2011, the global skincare devices market was valued at USD 5.4 billion and is expected to grow at a CAGR of 10.1% from 2012 to 2018, to reach an estimated value of USD 10.7 billion in 2018. The market for LED therapy devices accounted for the largest share of the total market for treatment devices whereas the lasa- brasion devices market is expected to record the highest growth during the forecast period. The rising numbers of liposuction and hair removal procedures make these market segments highly attractive in terms of revenue and CAGR. Worldwide acceptance and use of laser and light based devices for aesthetic treatments will drive growth in future.

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

Results of Operations

Quarterly Period Ended September 30, 2015

Revenues

During the three months ended September 30, 2015 and 2014, we generated $-0- and $-0- in revenues, respectively.

For the nine months ended September 30, 2015 and 2014, we generated $1,858 and $82,127 in revenues, respectively.

We expect revenues for the short term to remain minimal, however we believe revenues will increase after execution of our business plans.

Expenses

For the three months ended September 30, 2015 and 2014, expenses were $103,967 and $35,796, respectively.

For the nine months ended September 30, 2015 and 2014, expenses were $186,299 and $258,326 respectively.

We expect expenses for the remainder of 2015 to trend upward as we continue to incur additional expenses necessary to grow our business.

Legal and Accounting

For the three months ended September 30, 2015 and 2014 professional fees were $35,389 and $6,911, respectively.

For the nine months ended September 30, 2015 and 2014, professional fees were $43,534 and $16,388, respectively.

We expect professional fees for the remainder of 2015 to trend marginally upward as we pursue operations in the ordinary course of business, though we will continue to incur additional expenses as a result of our being a publicly traded company. This includes corporate legal, accounting, stockholder and SEC filing expenses.

Other Income/(Expense)

For the three months ended September 30, 2015 and 2014, other expenses were $(4,196) and $(694), respectively.

For the nine months ended September 30, 2015 and 2014, other expenses were $(5,568) and $(2,079), respectively.

Other expense for the three and nine months ended September 30, 2015 and 2014 consisted of interest expense and state income taxes.

Net Income/(Loss)

For the three months ended September 30, 2015 and 2014 the company had a net loss of $(108,163) and $(36,490).

For the nine months ended September 30, 2015 and 2014 the company had a net loss of $(195,159) and $(224,173).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At September 30, 2015 and December 31, 2014, our principal sources of liquidity included cash of $143,352 and $- 0-, respectively.

As of September 30, 2015, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In January and February 2015, the Company issued 2,000,000 shares of common stock at $0.001 per share as partial conversion of a promissory note for principal of $2,000 (See note 3).

In March 2015, the Company issued 800,000 shares of common stock at $0.0005 per share as partial conversion of a promissory note for principal of $400.

In April 2015, the Company issued 300,000 shares of common stock at $0.0005 per share as partial conversion of a promissory note for principal of $150.

In June 2015, the Company issued 2,000,000 shares of common stock at $0.0005 per share as partial conversion of a promissory note for principal of $1,000.

In July 2015, the Company issued 1,000,000 shares of common stock at $0.0005 per share as partial conversion of a note for principal of $500.

In August 2015, the Company issued 3,000,000 shares of common stock at $0.0005 per share as partial conversion of a promissory note for principal of $1500.

In September 2015, the Company issued 800,000 shares of common stock at $0.0005 per share as partial conversion of a promissory note for principal of $400.

Promissory Notes:

In March 2011, the Company issued its promissory note in the amount of $300. On July 2013, the note was amended to provide the note holder with the privilege to convert the note to the Company's common stock at $0.0006 per share.

The current balance owing on the note is $60.

In January 2012, the Company issued its promissory note in the amount of $5,000 with interest at 20% per annum. Principal and interest were due and payable on July 2, 2012. March 5, 2015, the note was amended to provide the note holder with the right to convert the note to the Company's common stock at $0.0005 per share. The current balance owing on the note is $4,600.

In December 2012, the Company issued its promissory note in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on July 3, 2013. April 2014, the note was amended to provide the note holder with the right to convert the note to the Company's common stock at $0.001 per share. The current balance owing on the note is $500.

In May 2012, the Company issued its promissory note in the amount of $25,000 with interest at 10% per annum. Principal and interest were due and payable on November, 2012. On December 2014, the note was amended to provide the note holder with the right to convert the note into the Company's common stock at $0.0001 per share. Effective April 2013, the Company and Note Holder entered into a second amendment of the note which reduced the principal balance of the Note to $9,900 by crediting $14,000 to consulting services provide by Note Holder to the Company. Effective August 29, 2013 a $5,000 and $4,900 portion of the note was sold to two new note holders. The balances owing on the note are $3,715 and $2,075, respectively.

In July 2013, the Company issued its promissory note in the amount of $1,500. Principal and interest were due and payable on January 2014. Effective April 30, 2013, the note was amended to provide the note holder with the right to convert the note into the Company's common stock at $0.0004 per share. The current balance owing on the note is $1,500.

In April 2015, the Company issued its promissory note in the amount of $3,000. Principal and interest were due and payable on October 2015. The current balance owing on the note is $3,000.

At any time on or after the maturity date, with the approval of the Board of Directors, the holders of the previously described promissory notes have the option of converting any of the unpaid principal and interest into the Company's common stock. Each of the notes is convertible up to a maximum of 9.99% of the then issued and outstanding common stock at the item of conversion.

Each of the foregoing transactions was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a) (2) thereof. In the alternative, the common stock issued upon the exercise of conversion rights is an exempt security pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

There have been no material changes to the procedures by which our security holders may recommend nominees to the board of directors.

Item 6. Exhibits.

31.1.	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Executive Officer and Principal Executive Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1.	Certification of the Chief Financial Officer and Principal Financial Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

November 23, 2015

By	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)

