Form 10-K
period 2015-12-31
Medifirst Solutions, Inc.
filed 2016-04-14
CIK 1522704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [     ]

Commission file number 000-55465

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
Common Stock, Par Value $0.0001

Indicate by check mark if registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act  Yes ☐  No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015: $235,688.

As of April 14 2016, there were 41,588,879 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

i

In this report, unless the context indicates otherwise, the terms "Medifirst," "Company," "we," "us," and "our" refer to Medifirst Solutions, Inc., a Nevada corporation.

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

ii

PART I

ITEM 1. BUSINESS

Corporate History

Medifirst Solutions, Inc. (“Medifirst” and the “Company”) was incorporated in Nevada in November 2010. Our principal executive office is located at 4400 U.S. 9 South, Suite 1000, Freehold NJ, 07726, and our telephone number is (732) 786-8044. Our website address is www.medifirstsolutions.com. The Company began as a development stage company focused on developing products within the healthcare market for both consumer and professional applications. In 2013, Medifirst began to developing its own line of disposable electronic cigarettes (“e-cigs”) but the e-cig industry subsequently encountered significant government push-back to try to heavily regulate their use and production, including a ban on e-cigs. In order to avoid the uncertainties and costs of the regulated e-cig industry, Medifirst entered into an agreement with Panacea Photonics Corporation that allowed Medifirst to exclusively market and distribute a series of Botanical LED Light Therapy Systems, including skin care and pain relief products. Under the terms of the marketing and distribution agreement, Medifirst became the exclusive distributor of the light therapy products in both New York and New Jersey. In 2014, in addition to the LED light therapy division, the Company became a dealer for Atmospheric Water Solutions, a Florida based company that sells water generators that makes drinking water from air. In 2015, the Company made a strategic decision to add laser technology to its health and wellness division and discontinue its efforts with its light therapy and water generator products. Management believed that it was in the best interest of the Company and its shareholders to narrow its focus and business on the cosmetic and skincare industry. In connection with the changed focus, the Company began to develop a product that if successfully cleared by the U.S. Food and Drug Administration ("FDA"), would be a proprietary medical device for the Company. The Company entered into an exclusive manufacturing agreement to produce what is now its hand-held mobile laser system known as “The Time Machine Program” for which the Company purchased the registered trademark. Furthermore, the Company purchased 20 laser units from the developer of the lasers.

Additionally, Medifirst, through its wholly-owned subsidiary Medical Laser Manufacturer, Inc., entered into a Product and Know-How License Agreement (the “License Agreement”) with Laser Lab Corp to license the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers (“TTM Series”). The License Agreement grants a license to the Company to use various technology, trade secrets, invention records, research records, reports and data, test results, clinical studies, engineering and technical data, designs, production specifications, processes, methods, procedures, facilities and know-how related to the inventions identified in the License Agreement, which inventions include the infrared laser in the TTM Series for which the Company previously filed a Premarket Notification 510(k) submission with the FDA. Although the License is not exclusive, Laser Lab Corp may not license the know-how or inventions to a third party and may only directly, or through its wholly-owned subsidiary, use the know-how and inventions. In addition to the license granted to the Company, the License Agreement provides for an option to license other fields of use of the infrared laser in the TTM Series, as well as other wavelengths and colors, allowing the Company to develop a broader range of product offerings in the future. Furthermore, Laser Lab Corp granted the Company a right of first refusal to consider matching any bona fide offer to license other technologies of Laser Lab Corp.

The Time Machine Laser Series

FDA 510(k) Submission

During fiscal year 2015, we submitted to the FDA a Premarket Notification (510(k)) for two of our lasers in the TTM Series, which submission noted the intended use of the lasers to treat specific skin conditions, including Vascular and Pigmented Lesions, as well as relief of muscle and joint pain, muscle spasms and inflammation. As of the date of this filings, the Company's submission is still under review. The Company is in the process of responding to the FDA's a request for more information to supplement its 510(k) submission. The Company has engaged the services of a well-respected laboratory to perform electrical and safety tests as part of the 510(k) review process and a consulting firm to spearhead the 510(k) submission with the FDA in order to "clear" our laser device for commercial distribution.

Applications

We are seeking FDA clearance on two TTM Series lasers for the following applications: temporary relief of minor muscle and joint pain, muscle spasms, temporary increase in local blood circulation and temporary relaxation of muscles.

Science

The Time Machine Infrared Laser 810/830nm operates in continuous wave mode set at a fixed frequency. The Infrared laser operates at a 810/830nm wavelength and, as set forth in our 510(k) submission, is indicated for temporary relief of minor muscle and joint pain, muscle spasm, temporary increase in local blood circulation and temporary relaxation of muscles. The focus is to help patients with relief of muscle and joint pain, muscle spasm and inflammation. The laser device is lightweight and not connected to a larger “mother device”. It is fully mobile and completely hand-held.

Manufacturing Agreement

Medifirst has entered into an exclusive manufacturing agreement allowing us to exclusively purchase various lasers in the TTM Series having a range of wavelengths and colors, including Infrared, Green, Red, Violet, Ultra-Violet and Blue. The manufacturer who has decades of experience working with laser technology will work with Medifirst to revise, alter or upgrade the lasers so as to try to meet all standards required for FDA 510(k) clearance. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products. We plan to establish a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our products are manufactured in accordance with applicable FDA regulations and the comparable requirements of the European community and other countries.

Business Plan

We plan to sell our TTM Series lasers primarily in the U.S. but intend to have international distribution and marketing channels. We intend to initiate our sales, marketing and advertising strategy upon getting FDA 510(k) clearance. The approach to rolling out the products will be multifaceted, starting with direct sales and partnering with medical device distributors. The healthcare professionals that we believe will benefit from incorporating the TTM Series lasers into their practices include medical doctors, dentists, cosmetic professional, hospitals and surgical centers. We also believe that our lasers will be useful to chiropractic professional, medi-spas, massage therapists, electrolysis providers, physical therapists and any professional that treats pain, inflammation and related skin conditions. Because laser regulations vary from state to state, healthcare professionals will need to research their state-specific compliance requirements regarding their usage.

The Time Machine Laser Series and Program (“TMP”) will be very affordable and priced very competitively, as compared to other lasers in the industry which can typically cost tens of thousands of dollars. Since we expect to allow purchasers to finance the TMP, costing as little as a few hundred dollars a month, or to purchase the laser outright for approximately $10,000, we believe the benefits to the professionals will make us highly competitive and in high demand in the medical laser industry. For example, although each practitioner can set the rates patients pay for laser treatments, we have seen similar treatments cost approximately $1,000 per treatment package. We believe that the potential revenue generation for treatment centers or healthcare professionals can easily justify the cost to finance or purchase our laser units. We do not expect to provide financing to our customers. However, we expect to partner with a third party to provide our customers with financing options.

Benefits of the The Time Machine Program (TMP):

●	Offers practitioners a lucrative opportunity to generate new revenues or enhance existing revenue sources with a low-cost and compact device that provided what we believe to be a revolutionary medical technology.

●	Allows businesses to expand their treatment offerings and increase their clientele using what our studies have shown are effective outcomes from treatment.

●	Allows businesses the possibility of recouping their initial investment within the first months, thereby creating a positive cash flow stream utilizing the recommended business model.

●	Promotes and advertises the doctors locations via The Time Machine Program’s social media updates which continues to bring in new patients.

●	Pinpoint accuracy.

●	Decreased expenses compared to other technologies.

●	Consistent “results-pleased” patients.

●	Increased referrals from patients.

●	No incision, no redness, no swelling, no burning, no pain, no downtime and less out-of-pocket expenses.

Brand Awareness

The Company plans to aggressively develop a social media, internet and advertising presence and, when we have the regulatory approval to do so, to target medical professionals, as well as their perspective patients. In addition, upon obtaining FDA 510(k) clearance, the Company plans to add a sales division by appointing a National Director of Sales to implement and oversee a sales team. A major component of the business roll-out will be to attend major industry trade shows, where we believe we will be able to reach a high number of professionals and distribution partners in a short period of time. These shows will include those in the medical industry and the beauty and spa industry, as well as alternative healthcare industries. On the international front we will initially seek to partner with distributors in the United Kingdom, Brazil, Australia and Russia.

After Medifirst is able to roll out it first 510(k) cleared laser, it plans to grow it product base by filing a new or updated 510(k) clearance for other medical lasers in the TTM Series to which it has a license or option to license. We plan to focus future product rollouts with the indications specific to pain management and anti-aging treatments which will include non-invasive and minimally-invasive cosmetic procedures for wrinkles, hyper-pigmentation, skin spots, acne and various skin related concerns. Minimally-invasive and non-invasive treatments within the cosmetic procedures industry have been, in our belief, a booming area for which our lasers are well-suited and, if we are successful in getting 510(k) clearance, an immediate source of demand because many of our target clients’ patients are willing to pay out-of-pocket for what we believe are highly effective, affordable and shorter-recovery-time treatments. Although we believe some applications of our future lasers may be covered by some health insurance plans, our target market will be those healthcare professionals that typically charge their patients directly for services rendered.

The Market

Laser Systems

According to Global Industry Analysts Inc., the global market for medical laser systems is forecast to reach US$10 billion by 2020, driven by the aging population’s shift towards minimally invasive procedures, and growing awareness over the safety of laser-based procedures. Other factors driving growth in the market include rise in age related illnesses, increasing consumer spending on non-invasive cosmetic surgeries, developments in Diode Lasers & Fiber Lasers, and expanding applications in cardiology. The United States represents the largest market worldwide.

Medical laser systems refer to devices that emit monochromatic light beam in a highly concentrated form for excision of tissues. Lasers are being extensively used for diagnosis and treatment of a number of diseases that were previously difficult to treat or were known to lead to significant complications using traditional procedures. Most common applications of medical laser systems include ophthalmology, oncology, cosmetic surgery, cardiology, dentistry, gynecology, dermatology, gastroenterology, diagnostics and urology. Major factors driving growth in the market include aging population, increasing focus on aesthetics, and growing awareness over the benefits of laser procedures. Rising disposable incomes particularly in developing markets and growing adoption of laser-based treatments are also factors driving growth in the market.

Surgical lasers represent the largest product market, supported by developments in diode lasers and fiber lasers, and well-established applications in cardiology. Growing prevalence of cardiovascular diseases is therefore expected to provide sturdy opportunities for growth in the coming years. Growing focus on aesthetics, rise in obesity, and preference for non-surgical cosmetic procedures are fueling demand for aesthetic lasers. Advancements in laser technology are resulting in lesser pain and higher surgical accuracy thereby encouraging volume growth in laser procedures. Dedicated lasers with varying active media have been developed to meet specific needs of each procedure. These advancements enable physicians to provide more favorable and noticeable results to patients, with the added benefit of quicker post surgery recovery. Non-invasive methods of body contouring and fat reduction are also gaining popularity, supported by advancements such as Transdermal Focused Ultrasound, Monopolar RF, Low level laser, High Intensity Focused Ultrasound (HIFU) and Cryolipolysis.

Aesthetic Market

Medical Insight, an independent industry research and analysis firm, estimated that in 2015 total sales of products in the global aesthetic market exceeded $7 billion. Medical Insight believes that total sales of products in the global aesthetic market will increase 11.8% annually through 2019.

Key factors affecting growth rates in the markets for aesthetic treatment procedures and aesthetic laser equipment include:

●	improvements in overall economic conditions and an expanding physician base;

●	the aging population of industrialized countries and the amount of discretionary income of the “baby boomer” demographic segment;

●	greater anticipated growth in Asian markets;

●	the desire of many individuals to improve their appearance;

●	the development of technology that allows for safe and effective aesthetic treatment procedures as well as advances in treatable conditions;

●	the impact of managed care and reimbursement on physician economics, which has motivated physicians to establish or seek to expand their elective aesthetic practices with procedures that are paid for directly by patients; and

●	reductions in cost per procedure, which has attracted a broader base of clients and patients for aesthetic treatment procedures.

Non-Traditional Physician Customers

Aesthetic treatment procedures that use lasers and other light-based equipment have traditionally been performed by dermatologists and plastic surgeons. Based on published membership information from professional medical organizations, there are approximately 19,000 dermatologists and plastic surgeons in the United States. A broader group of physicians in the United States, including primary care physicians, obstetricians and gynecologists, have incorporated aesthetic treatment procedures into their practices. These non-traditional physician customers are largely motivated to offer aesthetic procedures by the potential for a reliable revenue stream that is unaffected by managed care and government-payor reimbursement economics. We believe that there are a significant number of these potential non-traditional physician customers in the United States, representing a market opportunity to be addressed by laser developers, manufacturers and suppliers like Medifirst. Medical Insight has even reported that some physicians are electing to open medical spas, often adjacent to their conventional office space, where they perform aesthetic procedures in an environment designed to feel less like a health care facility.

Competition

Many laser devices and procedures currently used are invasive, which results in the potential of side effects and/or down time (redness, puffiness, swelling) after the laser treatments. Additionally, many of these procedures are very expensive for both the health care professionals that must purchase the expensive laser technology and for the patients paying for procedure costs of the laser treatments. The purchase price of such lasers range from $15,000 to $100,000 per unit and the laser units are typically big, bulky machines.

Because we anticipate the price range of The Time Machine Lasers to be approximately $10,000 or less, each healthcare professional will be paying less than traditionally spend on laser units and will have the to flexibility to pass along the lower cost of the machinery onto their patients.

We believe, The Time Machine Lasers will set the standard in the Laser Industry as we are not aware of other handheld laser devices that have the capabilities of our TTM Series lasers. The Company, at the time of this filing, is waiting for FDA 510(k) clearance before it can market and distribute its TTM Series lasers in the U.S.

The industry is subject to intense competition for minimally-invasive and non-invasive aesthetic procedures. We compete against products and procedures using laser, light-based, RF, ultrasound, and other aesthetic energy modalities for skin resurfacing and rejuvenation, skin tightening, body contouring, and acne treatment from companies such as Alma Laser, Clarisonic, Cutera, Cynosure, Erchonia, Lumenis, Lutronic, Palomar, PhotoMedex, MedixSysteme, Real Aesthetics, Sciton, Sybaritic, Syneron, Tria Beauty, Ulthera, Ultrashape, Zeltiq and Zeno.

In addition, we compete against existing and emerging treatment alternatives such as cosmetic surgery, chemical peels, microdermabrasion, Botox®, dermal fillers, collagen injections and both prescription and over the counter acne medications. Some of these alternative procedures require a lower initial capital investment by a practitioner and, in the area of acne, consumers have a wide variety of treatment choices. Some of our competitors are also publicly-traded companies and others have longer operating histories than we do. Many of them may enjoy several competitive advantages, including: greater name recognition, more extensive intellectual property protection, established relationships with practitioners and other health care professionals, established domestic and international distribution networks, broader product lines and existing treatment systems, and the ability to offer rebates or bundle products to offer higher discounts or incentives, greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products, greater financial resources for product development, sales and marketing and patent litigation. Competition among providers of laser, light-based, ultrasound, and other energy devices for the aesthetic market is characterized by intensive sales and marketing activities.

Government Regulation

Our products are medical devices that are subject to extensive regulation by government authorities in the United States and in other countries and jurisdictions, including the European Union, or EU. These governmental authorities regulate the marketing and distribution of medical devices in their respective jurisdictions. The regulations cover the entire life cycle of the product, including the research, development, testing, manufacture, quality control, packaging, storage, labeling, advertising and promotion of the devices. In addition, post-approval monitoring and reporting, as well as import and export of medical devices, are subject to various regulatory requirements. The processes for obtaining regulatory approvals or clearances in the United States and in foreign countries and jurisdictions, including the EU, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

Regulations Relating to Products and Manufacturing

Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any medical device or cosmetic we manufacture and/or distribute will be subject to pervasive and continuing regulation by the FDA. The U.S. Food, Drug and Cosmetics Act, or the FDCA, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use, labeling and promotion of medical devices. Product development and approval for medical devices within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by the U.S and foreign governments to permit product sales and criminal prosecution.

Review and Clearance of Medical Devices in the United States

The FDA strictly regulates medical devices in the United States. Under the Federal Food, Drug and Cosmetic Act, or FDCA, a medical device is defined as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part or accessory, which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Unless an exemption applies, a new medical device may not be marketed in the United States unless it has been cleared by the FDA through filing of a 510(k) premarket notification, or 510(k), or approved by the FDA pursuant to a premarket approval application, or PMA. Both premarket notifications and premarket approval applications, when submitted to the FDA, must be accompanied by a user fee, unless exempt.

The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes depending on the level of control necessary to assure the safety and effectiveness of the device. Class I devices have the lowest level or risk associated with them, and are subject to general controls, including labeling, premarket notification and adherence to the QSR. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, are subject to most of the aforementioned requirements as well as to premarket approval. Most Class I devices and some Class II devices are exempt from the 510(k) requirement, although manufacturers of these devices are still subject to registration, listing, labeling and QSR requirements.

510(k) Premarket Notification

A 510(k) is a premarket submission made to the FDA to demonstrate that the proposed device to be marketed is at least as safe and effective (i.e., substantially equivalent) to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (1) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (2) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data.

The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the agency finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product. With the enactment of the Food and Drug Administration Safety and Innovation Act, or the FDASIA, a de novo pathway is directly available for certain low to moderate risk devices that do not qualify for the 510(k) pathway due to the absence of a predicate device.

Laser and Light-Based Aesthetic Treatments

A laser is a device that creates and amplifies a coherent beam of light generally of one wavelength or a narrow band of wavelengths. Lasers have been used for medical and aesthetic applications since the 1960s. Intense pulsed light technology was introduced in the 1990s and uses flash lamps, rather than lasers, to generate incoherent light of multiple wavelengths, often referred to as a broadband of wavelengths. Both lasers and intense pulsed light devices can emit high energy light over varying pulse durations or time intervals.

By producing intense bursts of concentrated light, lasers and other light-based technologies selectively target melanin in hair follicles and pigmented lesions, hemoglobin in blood vessels and vascular lesions, water surrounding collagen in or below the dermis, ink in tattoos or fat tissue below the dermis. When the target absorbs sufficient energy, it becomes heated and/or mechanically disrupted to cause a biological reaction useful for treatment. The degree to which energy is absorbed in the skin depends upon the skin structure targeted—e.g., hair follicle or blood vessel—and the skin type—e.g., light or dark. Different types of lasers and other light-based technologies are needed to effectively treat the spectrum of skin types and conditions. As a result, an active aesthetic practice may require multiple laser or other light-based systems in order to offer treatments to its entire client base.

Different types of lasers are currently used for a wide range of aesthetic treatments. Each type of laser operates at its own wavelength, measured in nanometers, which corresponds to a particular emission and color in the light spectrum. The most common lasers used for non-invasive aesthetic treatments are:

●	Pulse dye lasers—may produce light of various wavelengths.

●	Alexandrite lasers—produce a near infrared invisible light that functions with high power at a deep penetration depth.

●	CO2 lasers—produce infrared invisible light that creates a deep ablation region.

●	Diode lasers—may produce light of various wavelengths.

●	Erbium: glass lasers—produce a near infrared invisible light that functions at a deep penetration depth.

●	Er:YAG lasers—produce a near infrared invisible light that creates a shallow ablation region.

●	Nd:YAG lasers—produce a near infrared invisible light that functions over a wide range of penetration depths or when frequency doubled produce a green light that functions at a shallow penetration depth.

In addition to selecting the appropriate wavelength for a particular application, laser and other light-based treatments require an appropriate balance among three other parameters to optimize safety and effectiveness for aesthetic treatments:

●	Energy level—the amount of light emitted to heat the target;

●	Pulse duration—the time interval over which the energy is delivered; and

●	Spot size—the diameter of the energy beam.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors may play a role in the recommendation and selection of medical devices for patients. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government.

●	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	The federal false statements statute, which prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	The federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Review and Approval of Medical Devices in the European Union

The European Union, or EU, consists of 28 member states and has a coordinated system for the authorization of medical devices. The EU Medical Devices Directive (Council Directive 93/42/EEC, as amended) sets out the basic regulatory framework for medical devices in the European Union. In the EU our medical devices must comply with the Essential Requirements in Annex I to the EU Medical Devices Directive, which we refer to as the Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the Certificate of Conformity mark, or CE Mark, to our medical devices, without which they cannot be marketed or sold in the European Economic Area, or EEA. To demonstrate compliance with the Essential Requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue a CE Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by competent authorities of an EU country to conduct conformity assessments, which is referred to as a Notified Body. The Notified Body would typically audit and examine products’ technical file and the quality system for the manufacture, design and final inspection of the devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements.

The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union or the European Free Trade Association is required in order for a manufacturer to distribute the product commercially throughout these countries.

On September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EU. These proposals provide for a revision of the current regulatory framework for medical devices in the EU to strengthen patient safety, transparency and product traceability. The proposals, for instance, include reinforced rules governing clinical evaluation throughout the life of the device, improved traceability of devices in the supply chain, including a phased and risk-based introduction of unique device identification, or UDI, improved market surveillance and vigilance, as well as better co-ordination between national regulators, increased powers for Notified Bodies to undertake unannounced inspections and strengthened supervision of Notified Bodies by member states. The European Commission’s proposals may undergo significant amendments as they are reviewed by the European Council and European Parliament as part of the EU legislative process. If and when adopted, the proposed new legislation may prevent or delay the EU approval or clearance of our products under development or may impact our ability to modify our currently EU approved or cleared products on a timely basis and impose additional costs relating to clinical evaluation, vigilance and product traceability.

Intellectual Property

Patents, Proprietary Technology and Trademarks

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign trademark applications, and, when it becomes applicable, patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We currently own the trademark for “The Time Machine Program”.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, cash flows or results of operations. The following discussion of risk factors contains forward-looking statements as discussed in the section entitled “Information Regarding Forward Looking Statements.” Our business routinely encounters and addresses risks, some of which may cause our future results to be different – sometimes materially different – than we presently anticipate.

RISKS RELATING TO OUR BUSINESS

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We were organized on November 8, 2010, and we have had a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations. We expect to incur substantial additional net expenses in the foreseeable future as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, receiving 510(k) clearance from the U.S. Food and Drug Administration and similar international regulatory agencies; successful manufacturing; sales and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We may need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. As of December 31, 2015, we had cash in the amount of $156,958. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, assets, rights or products.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our December 31, 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. We have not yet begun selling our products and services to generate revenue. If we are unable to develop sufficient additional customers for our products and services, we will not generate enough revenue to sustain our business, and the Company may fail.

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

There may not be a viable market for our products.

We believe that there will be many different applications for our products. We also believe that the anticipated market for our products will continue to expand. These assumptions may prove to be incorrect for a variety of reasons, including competition from other products and the degree of our products’ commercial viability.

We may not be successful in selling and marketing our new products.

In the event our 510(k) is cleared, the commercial success of our products and technologies we develop will depend upon the acceptance of these products by physicians and their patients. It is difficult for us to predict how successful the products we are currently developing will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results will suffer. In addition, we expect to face significant competition, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our new products sufficiently from our competitors’ products to achieve significant market penetration. As a result of these factors, we may incur significant sales and marketing expenses for our new products without achieving commercial success, which could harm our business and our competitive position.

The failure of our systems to meet patient expectations or the occurrence of unpleasant side effects from the procedures for which our products are used could impair our financial performance.

In the event our 510(k) is cleared, our future success depends upon patients having a positive experience with the procedures for which our products are used in order to increase physician demand for our products, as a result of both individual patients’ repeat business and as a result of word-of-mouth referrals. We believe that patients may be dissatisfied with these procedures if they find them to be too painful. Furthermore, patients may experience temporary swelling or reddening of the skin as a procedural side effect. In rare instances, patients may receive burns, blisters, skin discoloration or skin depressions. Experiencing excessive pain or any of these side effects or adverse events could discourage a patient from having one of the procedures for which our products are used or discourage a patient from having additional procedures or referring these procedures to others.

If there is not sufficient consumer demand for the procedures performed with our products, practitioners may not demand for our products, which would adversely affect our operating results.

The aesthetic laser and light-based treatment system industry in which we expect to operate is particularly vulnerable to economic trends. Most procedures we expect to be performed using our aesthetic treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the patient. As a result, the decision to undergo a procedure that utilizes our products may be influenced by the cost.

Consumer demand, and therefore our business, is sensitive to a number of factors that affect consumer spending, including political and macroeconomic conditions, health of credit markets, disposable consumer income levels, consumer debt levels, interest rates, consumer confidence and other factors.  If there is not sufficient consumer demand for the procedures we expect to be performed with our products, practitioner demand for our products my not exist and our business would suffer.

We may be exposed to potential product liability.

Our anticipated business will expose us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of medical devices. Medical devices involve an inherent risk of product liability claims and associated adverse publicity. While we will continue to take precautions we deem appropriate, there can be no assurance that we will be able to avoid significant product liability exposure. We do not currently maintain liability insurance coverage as such insurance is expensive and difficult to obtain. In the event our 510(k) is cleared, we plan to obtain liability insurance coverage in the jurisdictions applicable to our sales activity. However, when we seek such insurance, it may not be available on acceptable terms, if at all. A product liability claim brought against us in could have a material adverse effect upon us and our financial condition. Should the insurance coverage be insufficient in amount or scope to address multiple and diverse claims, liabilities not covered by insurance could represent a significant financial liability for us.

Because we do not expect require training for users of our prospective products, and we will sell these products to non-physicians, there exists an increased potential for misuse of these products, which could harm our reputation and our business.

Upon obtaining 510(k) clearance, our products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our prospective products. We will not supervise the procedures performed with our products, nor will we require that direct medical supervision occur. We may offer product training sessions, but we may not require purchasers or operators of our non-invasive products to attend training sessions. The lack of required training and the purchase and use of our non-invasive products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

We may be involved in intellectual property litigation, which could be costly and time consuming, and may impact our future business and financial performance.

Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive, time-consuming, could divert management’s attention from planned business and could be asserted even before we obtain 510(k) clearance or begin our manufacturing or sales efforts. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to our products, any of which would have a material adverse effect on our business, results of operations and financial condition. We do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign our products or processes to avoid infringement. If our products or methods are found to infringe, we could be prevented from marketing or continuing to market the product series we expect to offer. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export our products. Competing products may also appear in other countries. If we lose a foreign patent lawsuit, we could be prevented from marketing our products in one or more countries.

In addition, we may hereafter become involved in litigation to protect our trademark rights associated with our company name or the names used with our products. Names used with our products and procedures may be claimed to infringe names held by others or to be ineligible for proprietary protection. If we have to change the name of our company or products, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales.

RISKS RELATED TO REGULATORY MATTERS

If we fail to obtain and maintain necessary FDA clearances for our systems and indications, if clearances for future products and indications are delayed, not issued or rescinded or if there are federal or state level regulatory changes, our commercial operations would be harmed.

Our systems are medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to six months from the time the application is filed with the FDA, but it can take significantly longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process, and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

Medical devices may be marketed only for the indications for which they are approved or cleared. We have filed a premarket submission to obtain 510(k) clearance for various indications for our infrared TTM Series laser. In addition, 510(k) clearance has been applied for but put on hold various indications of our green TTM Series laser. We are unable to predict if or when we would obtain such clearance and, even if we do obtain clearance, it can be revoked if safety or effectiveness problems develop. Once we obtain 510(k) clearance, are also subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Our products are also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our systems to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our systems. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

☐	warning letters, fines, injunctions, consent decrees and civil penalties;
☐	repair, replacement, refunds, recall or seizure of our products;
☐	operating restrictions or partial suspension or total shutdown of production;
☐	refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to our existing products;
☐	withdrawing 510(k) clearance or premarket approvals that have already been granted; and
☐	criminal prosecution.

If any of these events were to occur, our business could be harmed.

After FDA clearance is obtained, if we modify our FDA-cleared devices, we may need to seek and obtain new clearances, which, if not granted, would prevent us from selling our modified product or require us to redesign our product.

Although no assurance can be made that we will be able to obtain 501(k) clearance on any of our TTM Series lasers, if we do obtain clearance and we decide to make any modification to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a change in its intended use, we would be required to submit a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain any 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products, if any, in a timely fashion, or at all. Delays in obtaining clearances on our current products for which we have a 510(k) submission and others in the future would adversely affect our planned business and ability to introduce future products in a timely manner, which in turn would harm our revenue and potential future profitability.

If we or our suppliers and subcontractors fail to comply with the QSR, our business would suffer.

Although no assurance can be made that we will be able to obtain 501(k) clearance on any of our TTM Series lasers, if we do obtain clearance and we begin to manufacture and sell our products, we and our suppliers and subcontractors will be required to demonstrate and maintain compliance with the QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic inspections. We anticipate that we and our suppliers will in the future be, subject to such inspections. Our failure, or the failure of our suppliers and subcontractors, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions, which would cause our sales and business to suffer.

RISKS RELATED TO OUR COMMON STOCK

Our sole current officer and director owns a substantial amount of our common stock, which gives him significant control.

Our current sole officer, sole director and principal founding stockholder, Bruce Schoengood, beneficially owns approximately 15% of the outstanding shares of our common stock and 100% of the preferred shares which carry super voting rights, which, when combined with his common stock holdings, constitutes approximately 75% of the voting rights of the Company. So long as this control is concentrated in the hands of Mr. Schoengood, he will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors. In addition, such control by Mr. Schoengood will allow him to establish his own compensation and other benefits and perquisites in an amount and manner that would have a negative impact on our net income which in turn could negatively impact the market price, if any, of our common stock.

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

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are traded on the OTCQB and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTCQB at the time we seek financing. The volume and frequency of such trading has been limited to date. Sufficient funding through a financing may not be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of us held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

Our articles of incorporation allow for our board to create a new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 1,000,000 shares of our preferred stock terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock, as it has with the Company’s Series A Preferred Stock or that is convertible into our Common Stock, as it has with the Company’s Series B Preferred Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders.

You may experience dilution of your ownership interests because of the future issuance of additional shares of common stock.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our shareholders. We may also issue additional shares of our securities that are convertible into or exercisable for Common Stock, as the case may be, in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of Common Stock may create downward pressure on the value of our securities. There can be no assurance that we will not be required to issue additional shares of Common Stock, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which our shares may be valued or are trading in a public market.

There is currently no market for our common stock, but if a market for our common stock does develop, our stock price may be volatile.

Our common stock currently trades on a limited basis on the OTCQB. Trading of our stock through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including:

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

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses. As of July 8, 2015, the date we filed a Form 8-A for registration of our common stock, we are subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Accordingly we are required to file reports with the Securities and Exchange Commission, including annual, quarterly and current reports with respect to our business and financial condition. We are also required to establish and maintain effective disclosure and financial controls and corporate governance practices. Compliance with the Exchange Act and the rules and regulations under the Exchange Act have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. Our management and other personnel devote a substantial amount of time to these compliance initiatives. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We estimate that we will incur significant expenses in response to these requirements and will require additional funding to cover such costs.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Annual Report on Form 10-K and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

☐        our ability to raise funds for general corporate purposes and operations, including our clinical trials;

☐        the commercial feasibility and success of our technology;

☐        our ability to recruit qualified management and technical personnel;

☐        the success of our clinical trials;

☐        our ability to obtain and maintain required regulatory approvals for our products; and

☐        the other factors discussed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

Our corporate office is located at 4400 Route 9 South, Suite, Freehold NJ 07728 and our telephone number is (732) 786-8044. Our administrative office is located at 50 Oxford Road, Manalapan NJ 07726. The office space is leased at a monthly cost of approximately $525.00. There are currently no proposed programs for the renovation, improvement or development of the facilities currently used. We intend to renew the current lease prior to its termination. We believe these existing facilities are adequate for the foreseeable future.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded under the symbol “MFST” on the OTCQB. Our common stock began trading on the OTC Bulletin Board on September 14, 2012. The following table sets forth the quarterly high and low sales prices of our common stock since we began trading. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
March 31, 2016	0.021	0.0035

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	0.015	0.005
September 30, 2015	0.01	0.0066
June 30, 2015	0.02	0.01
March 31, 2015	0.044	0.011

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	0.06	0.022
September 30, 2014	0.08	0.0249
June 30, 2014	0.179	0.051
March 31, 2014	0.219	0.05

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

As of April 13, 2016, we had 41,588,879 shares of common stock issued and outstanding held by 38 stockholders of record.

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

Recent Sales of Unregistered Securities

During the period covered by this report, we issued and sold the following securities without registration under the Securities Act.

New Issuances of Securities

●	In February 2014 the Company issued 1,000,000 shares of common stock at .01 per share

●	In February 2014 the Company issued 450,000 shares of common stock at .06 per share

●	In March 2014 the Company issued 200,000 shares of common stock at .05 per share

●	In March 2014 the Company issued 450,000 shares of common stock at .011 per share

●	In April 2014 the Company issued 50,000 shares of common stock at .013 per share

●	In May 2014 the Company issued 100,000 shares of common stock at .09 per share

●	In May 2014 the Company issued 250,000 shares of common stock at .05 per share

●	In May 2014, in consideration for his services, the Company issued Bruce Schoengood, its Chief Executive Officer, 50,000 shares of its Series A Preferred Stock, which shares provide for a voting right of 2,000 per share, are not convertible and are not entitled to dividends or liquidation preferences or distributions.

●	In July 2014 the Company issued 300,000 shares of common stock at .05 per share

●	In August 2014 the Company issued 200,000 shares of common stock at .05 per share

●	In October 2014 the Company issued 1,500,000 shares of common stock at .001 per share

●	In December 2015 the Company issued 500,000 shares of common stock at .001 per share

●	In February 2016 the Company issued 10,000 shares of its Series B Preferred Stock in satisfaction of the obligation to issue such shares to the seller of $50,000 of inventory the Company purchased in August 2015.

●	In March 2016 the Company issued 50,000 shares of its Series B Preferred Stock in connection with the execution of a Product and Know-How License Agreement.

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

For a $59,000 note issued June 2015, the Company has issued the following conversions: In January 2016, the Company issued 1,095,036 shares of common stock at $0.00275 per share, in February 2016 the Company issued 1,285,560 shares of common stock at .00275 per share and in March 2016 the Company issued 906,533 shares of common stock at .003355 per share as partial conversion of a promissory note for remaining principal of $52,000.

In January 2016, the Company issued 1,500,000 shares of common stock at $0.0005 per share as partial conversion of a promissory note for principal of $1,950.

In February 2016, the Company issued 1,700,000 shares of common stock upon conversion of 3,400 shares of Series B Preferred Stock.

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

In January 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 20% per annum. Principal and interest were due and payable on July 2, 2012. March 5, 2015, the note was amended to provide the noteholder with the right to convert the note into the Company's common stock at $0.0005 per share. The current unconverted balance of the note is $1200.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on July 3, 2013. April 2014, the note was amended to provide the note holder with the right to convert the note into the Company's common stock at $0.001 per share. The Company issued 2,500,000 shares of Common Stock upon the conversion of $2,500 of the existing balance owing on the note. The current unconverted balance of the note is $500.

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

In January 2015, the Company issued a promissory note to a stockholder in the amount of $1,000. Principal and interest were due and payable on July 2015. On January 2015, the note was amended to provide the note holder with the right to convert the note into the Company's common stock at $0.0001 per share. The current unconverted note balance is $1000.

In April 2015, the Company issued a promissory note to a stockholder in the amount of $3,000. Principal and interest were due and payable on October 2015. The current balance of the note is $3,000.

Effective June 12, 2015, the Company closed on a private funding transaction and issued its Convertible Promissory Note in the principal amount of $100,000.00 dated June 12, 2015 to a private institutional investor. The maturity date was December 12, 2015. The note was amended on April 1, 2016 to extend the maturity date to July 31, 2016 at which time the outstanding principal and interest will be due and payable. The promissory note provides, among other things, that the holder cannot exercise the right of conversion prior the expiration of six (6) months and the conversion price will be equal to 50% of the lowest trading price of the Company’s common stock for the three (3) days prior to the date of conversion.

Effective October 12, 2015, the Company closed on a private funding transaction and issued its Convertible Promissory Note in the principal amount of $31,000.00 dated October 8, 2015 to a private institutional investor. The maturity date is October 8, 2016, at which time the outstanding principal and interest balance is due and payable. The promissory note provides, among other things, that the holder cannot exercise the right of conversion prior the expiration of six (6) months and the conversion price will be equal to 58% of the lowest trading price of the Company’s common stock for the twenty (20) days prior to the date of conversion.

Effective October 27, 2015, the Company closed on a private funding transaction and issued its 5% Convertible Promissory Note in the principal amount of $35,000.00 dated October 12 2015 to a private institutional investor. The maturity date is October 12, 2016, at which time the outstanding principal and interest balance is due and payable. The promissory note provides, among other things, that the holder cannot exercise the right of conversion prior the expiration of six (6) months and the conversion price will be equal to 55% of the lowest trading price of the Company’s common stock for the ten (10) trading days prior to the date of conversion.

Effective July 8, 2015, the Company closed on a private funding transaction and issued its 8% Convertible Promissory Note in the principal amount of $59,000.00 dated June 25 2015 to a private institutional investor. The maturity date is March 30, 2016, at which time the outstanding principal and interest balance is due and payable. The promissory note provides, among other things, that the holder cannot exercise the right of conversion prior the expiration of six (6) months and the conversion price will be equal to 45% of the average of the three lowest trading price of the Company’s common stock for the ten (10) trading days prior to the date of conversion. On January 2016, this note was assigned to a new holder.

Effective September 8, 2015, the Company closed on a private funding transaction and issued its 8% Convertible Promissory Note in the principal amount of $38,000.00 dated August 31, 2015 to a private institutional investor. The maturity date is June 3, 2016, at which time the outstanding principal and interest balance is due and payable. The promissory note provides, among other things, that the holder cannot exercise the right of conversion prior the expiration of six (6) months and the conversion price will be equal to 45% of the average of the three lowest trading price of the Company’s common stock for the ten (10) trading days prior to the date of conversion. On January 2016, this note was assigned to a new holder.

On January 7, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). In consideration for the issuance of the $105K Note, on January 13, 2016, the Company received net proceeds (after deducting the original issue discount and legal fees) in the amount of $75,696.69. In consideration for the issuance of the $50K Note, the Investor issued to the Company a $50,000 fully-collateralized secured promissory note (the “Investor Note”), pursuant to which the Investor agreed to pay the Company $50,000 on or before April 30, 2016. Under the Purchase Agreement, on March 15, 2016, the Company and the Investor conducted an additional closing for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46,803, respectively. In consideration for the issuance of the $46,803 note, the Investor issued to the Company a $46,803 fully-collateralized secured promissory note, pursuant to which the Investor agreed to pay the Company $46,803 on or before June 15, 2016. All notes issued pursuant to the Purchase Agreement bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 9.99%, principal and interest on all the notes issued pursuant to the Purchase Agreement convertible into shares of the Company’s common stock at a conversion price equal to 55% of the lowest trading price of Common Stock during the 20 trading day period prior to conversion.

On January 7, 2016, the Company issued to the Investor a convertible redeemable replacement note in principal amount of $61,508.71 (the “$61K Replacement Note”). The issuance of the $61K Replacement Note was made in connection with the Investor’s purchase of a convertible promissory note in principal amount of $59,000 that was originally issued by the Company on June 25, 2015 (the “$61K Original Note”). The $61,508.71 principal amount of the $61K Replacement Note reflected the principal and accrued interest under the $61K Original Note. The $61K Replacement Note, which is due on January 7, 2017, may not be prepaid but otherwise contains identical provisions to that of the Notes.

On February 29, 2016, the Company issued to the Investor a convertible redeemable replacement note in principal amount of $39,557.48 (the “Replacement Note”). The issuance of the Replacement Note was made in connection with the Investor’s purchase of a convertible promissory note in principal amount of $38,000 that was originally issued by the Company on August 31, 2015 (the “Original Note”). The $39,557.48 principal amount of the Replacement Note reflected the principal and accrued interest under the Original Note. The Replacement Note, which is due on February 28, 2017, may not be prepaid but otherwise contains identical provisions to that of the Notes.

On March 8, 2016, the Company, through its wholly-owned subsidiary, Medical Laser Manufacturer, Inc., memorialized in a Product and Know-How License Agreement (the “License Agreement”) with Medical Lasers Manufacturer, Inc., a Florida corporation doing business as Laser Lab Corp. (“Laser Lab”), an agreement to license the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers (the “TTM Series”). In connection with the Company’s agreement with Laser Lab, which agreement was memorialized in the License Agreement, on September 24, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Rights, Preferences and Privileges (the “Certificate of Designation”), of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”). Pursuant to the Certificate of Designation, the Company designated 50,000 shares of Series B Preferred. The Series B Preferred do not hold any rights to receive dividends or any rights to vote. The Company, at its sole discretion, may redeem at any time, in whole or in part, outstanding shares of Series B Preferred for a price per share equal to the consideration paid or deemed to have been paid for such shares. The Series B Preferred may be converted, sixty days after their respective issuance, each share into the Company’s common stock (“Common Stock”) at a conversion ratio equal to one (1) share of Series B Preferred for five hundred (500) shares of Common Stock.

Pursuant to the License Agreement, the Company agreed to issue to Laser Lab 25,000 shares of Series B Preferred and a promissory note (the “Promissory Note”) in principal amount of $150,000 and bearing interest at 10% per annum. The principal and interest due under the Promissory Note is payable 18-months from the date of issuance. In the event, the Company does not receive, by December 31, 2016, a decision letter from the Food and Drug Administration informing the Company of the “cleared” 510(k), then the amount of 10,000 shares of Series B Preferred will be clawed back and forfeited by Laser Lab and the principal amount of the Promissory Note will automatically reduce to $75,000, as if originally issued in such denomination.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2014 and 2015.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section must be read in conjunction with the Audited Financial Statements included in this Prospectus.

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010. The Company began as a development stage company focused on developing products within the healthcare market for both consumer and professional applications. In 2013, Medifirst began to developing its own line of disposable electronic cigarettes (“e-cigs”) but the e-cig industry subsequently encountered significant government push-back to try to heavily regulate their use and production, including a ban on e-cigs. In order to avoid the uncertainties and costs of the regulated e-cig industry, Medifirst entered into an agreement with Panacea Photonics Corporation that allowed Medifirst to exclusively market and distribute a series of Botanical LED Light Therapy Systems, including skin care and pain relief products. Under the terms of the marketing and distribution agreement, Medifirst became the exclusive distributor of the light therapy products in both New York and New Jersey. In 2014, in addition to the LED light therapy division, the Company became a dealer for Atmospheric Water Solutions, a Florida based company that sells water generators that makes drinking water from air. In 2015, the Company made a strategic decision to add laser technology to its health and wellness division and discontinue its efforts with its light therapy and water generator products. The Company entered into an exclusive manufacturing agreement to produce what is now its hand-held mobile laser system known as “The Time Machine Program” for which the Company purchased the registered trademark. Furthermore, the Company purchased 20 TTM Series laser units from the developer of the lasers.

Additionally, Medifirst, through its wholly-owned subsidiary Medical Laser Manufacturer, Inc., entered into a Product and Know-How License Agreement with Laser Lab Corp to license the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers (“TTM Series”). The License Agreement grants a license to the Company to use various intellectual property for the development, manufacture and sale of lasers in the TTM Series for which the Company previously filed a Premarket Notification 510(k) submission with the FDA. In addition to the license granted to the Company, the License Agreement provides for an option to license other fields of use of the infrared laser in the TTM Series, as well as other wavelengths and colors, allowing the Company to develop a broader range of product offerings in the future. Although the Company has not generated any revenues from it medical laser division, we believe that revenues can be generated shortly after receiving 510(k) clearance from the FDA.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve (12) months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated significant revenues.  Accordingly, we must raise cash from operations or from investments by others in the Company to continue our operations.

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

Subject to obtaining 510(k) clearance, our intended plan of operations is to generate revenue from the sale of our TTM Series lasers.

Results of Operations

Fiscal Year Ended December 31, 2015

Revenues

During the year ended December 31, 2015 and 2014, we generated $1,858 and $85,627 in revenues, respectively.

We no longer are a dealer for Atmospheric Waters Solutions and sell water generators.

Expenses

For the year ended December 31, 2015 and 2014, expenses were $246,228 and $328,107, respectively.

The company spent substantially less in hiring outside consultants.

Legal and Accounting

For the year ended December 31, 2015 and 2014, professional fees were $59,086 and $11,249, respectively.

We had increased costs in these professional services due to hiring new audit firm as well as FDA filing concerns.

Other Income/(Expense)

For the year ended December 31, 2015 and 2014, other expenses were $89,495 and $1,654, respectively consisting of interest expense. In addition, for the year ended December 31, 2015 there was Other Expense in the amount of $4,055 for Change in the Fair Value of Derivatives.

Net Income/(Loss)

For the year ended December 31, 2015 and 2014 the company had a net loss of $344,124 and $295,229.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from investors. At December 31, 2015 and 2014, our principal sources of liquidity included cash and cash equivalents of $156,958 and $551, respectively.

As of December 31, 2015, we did not have any significant commitments for capital expenditures.

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

It is the opinion of management that the audited consolidated financial statements for the calendar year ended December 31, 2015 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Medifirst Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Medifirst Solutions, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the two years ended December 31, 2015. Medifirst Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medifirst Solutions, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the two years ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company incurred a net loss during the period and has no history of profitability, currently generates little revenue, and its viability is dependent upon its ability to meet future financing requirements, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

(f/k/a MartinelliMick PLLC)

Spokane, WA

April 14, 2016

Medifirst Solutions, Inc.

Consolidated Balance Sheets

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash	$156,958	$551
Accounts receivable, net of allowance of $0 and $500, respectively	-	2,255
Prepaid expenses	-	1,125
Inventory	50,000	5,000
Total current assets	206,958	8,931

Property, Plant and Equipment, net	2,159	3,822

Other Assets
Security deposit	-	1,065
Total other assets	-	1,065

	$209,117	$13,818

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Bank overdraft	$-	$4,748
Accounts payable and accrued expenses	123,648	19,425
Accrued expenses - officer's compensation	370,000	300,000
Due to related party	8,921	5,937
Loans payable - stockholders	24,449	42,210
Convertible notes payable	180,393	5,975
Derivative Liabilities	157,617	-
Total current liabilities	865,028	378,295

Commitments & Contingencies (Note 10)

Stockholders' Equity (Deficit):
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 and 50,000 shares issued and outstanding	5	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 1,500,000,000 shares authorized, 35,101,750 and 22,481,750 shares issued and outstanding, respectively	3,510	2,248
Additional paid in capital	310,183	258,755
Accumulated deficit	(969,609)	(625,485)
	(655,911)	(364,477)

	$209,117	$13,818

The accompanying notes are an integral part of these financial statements.

Medifirst Solutions, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2015 and 2014

	2015	2014

Consulting fee revenue	$1,858	$-
Product sales, net	-	85,627
	1,858	85,627
Cost of goods sold	5,150	50,295
Gross income	(3,292)	35,332

Expenses:
Officer's compensation	100,000	100,000
Impairment of Trademark	20,000	-
Advertising and promotion	4,990	4,354
Computer and internet	2,085	1,680
Consulting fees	30,175	151,225
Professional fees	59,086	17,531
Provision for bad debts	2,255	28,500
Rent	6,483	5,274
Repairs and maintenance	-	526
Travel	-	3,924
Other	19,188	15,893
	244,262	328,907

Net loss from Operations before other income, expenses	(247,554)	(293,575)

Other income and (expenses)
Interest expense	(92,515)	(1,654)
Change in Fair Value -Derivatives	(4,055)	-

Net loss	$(344,124)	$(295,229)

Loss per common share - Basic and fully diluted	$(0.01)	($0.02)

Weighted average number of shares outstanding - Basic and fully diluted	28,596,216	18,691,886

The accompanying notes are an integral part of these financial statements.

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders' Equity

For the Period from January 1, 2014 to December 31, 2015

	Common Stock		Preferred Series A		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2014	13,781,750	1,378	-	-	64,740	(330,256)	(264,138)

Issuance of common shares for services $0.05 per share	1,000,000	100			49,900	-	50,000
Issuance of common shares for services $0.05 per share	500,000	50			24,950	-	25,000
Issuance of common shares to repay debt at $0.0555	450,000	45			24,955	-	25,000
Issuance of common shares for cash at $0.05 per share	200,000	20			9,980	-	10,000
Issuance of common shares for cash at $0.05 per share	300,000	30			14,970	-	15,000
Issuance of common shares for cash at $0.05 per share	200,000	20			9,980	-	10,000
Issuance of common shares upon partial conversion of note at $0.0001 per share	500,000	50			-	-	50
Issuance of common shares for services $0.05 per share	450,000	45			22,455	-	22,500
Issuance of common shares for services $0.13 per share	50,000	5			6,495	-	6,500
Issuance of common shares upon partial conversion of note at $0.0001 per share	400,000	40			-	-	40
Issuance of preferred shares for services $0.10 per share	-	-	50,000	5	4,995	-	5,000
Issuance of common shares for services $0.09 per share	100,000	10			8,990	-	9,000
Issuance of common shares for services $0.05 per share	250,000	25			12,475	-	12,500
Issuance of common shares upon partial conversion of note at $0.0001 per share	700,000	70			630	-	700
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,000,000	100			900	-	1,000
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,100,000	110			990	-	1,100
Issuance of common shares upon partial conversion of note at $0.0001 per share	1,500,000	150			1,350	-	1,500
Net loss	-	-				(295,229)	(295,229)
Balance - December 31, 2014	22,481,750	2,248	50,000	5	258,755	(625,485)	(364,477)

Issuance of common shares upon partial conversion of note at $0.0001 per share	2,000,000	200	-	-	1,800	-	2,000
Cancellation of common shares	(500,000)	(50)	-	-	50	-	-
Issuance of common shares upon partial conversion of note at $0.0005 per share	800,000	80	-	-	320	-	400
Contribution to additional paid in capital	-	-	-	-	1,050	-	1,050
Issuance of common shares upon partial conversion of note at $0.0005 per share	300,000	30	-	-	120	-	150
Issuance of common shares upon partial conversion of note at $0.0005 per share	1,000,000	100	-	-	400	-	500
Issuance of common shares upon partial conversion of note at $0.0005 per share	1,000,000	100	-	-	400	-	500
Contribution to additional paid in capital	-	-	-	-	1,575	-	1,575
Issuance of common shares upon partial conversion of note at $0.0005 per share	3,800,000	380	-	-	1,520	-	1,900
Issuance of common shares to acquire subsidiary at $0.015 per share	20,000	2	-	-	18	-	20
Issuance of common shares for services $0.01 per share	3,500,000	350			34,650	-	35,000
Contribution to additional paid in capital	-	-	-	-	1,575	-	1,575
Issuance of common shares to investor $.01 per share	200,000	20	-	-	-	-	20
Issuance of common shares for services $0.01 per share	500,000	50	-	-	4,950		5,000
Additional paid in capital on debt discount related to intrinsic beneficial conversion feature	-	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	(344,124)	(344,124)
Balance - December 31, 2015	35,101,750	$3,510	50,000	$5	$310,183	$(969,609)	$(655,911)

The accompanying notes are an integral part of these financial statements.

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

Years Ended December 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(344,124)	$(295,229)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,663	3,933
Provision for doubtful accounts	2,255	500
Accounts receivable	-	(2,755)
Prepaid expenses	1,125	1,375
Inventory	(45,000)	2,500
Security deposit	1,065	(800)
Accounts payable and accrued expenses	174,243	87,467
Interest/excess of fair value of shares issued to repay loans	5,450	30,290
Notes payable derivatives	157,617
Due to related party	2,984	5,937
Stockholder's loan	(17,761)	355
Common stock issued for services	40,000	125,500
Preferred stock issued for services	-	5,000
Net cash used by operating activities	(20,483)	(35,927)

Cash flows from investing activities:
Purchase of equipment	-	(2,556)
Net cash used by investing activities	-	(2,556)

Cash flows from financing activities:
Bank overdraft	(4,748)	3,104
Proceeds from issuance of common stock	20	35,000
Contribution of additional paid in capital	7,200	-
Proceeds from issuance of convertible debt	174,418	-
Payments and settlements on convertible debt	-	(2,790)
Net cash provided by financing activities	176,890	35,314

Net increase in cash	156,407	(3,169)
Cash at beginning of period	551	3,720
Cash at end of period	$156,958	$551

Supplemental cash flow information:
Cash paid during the period for:
Interest	$759	$805
Income taxes	$550	$800

The accompanying notes are an integral part of these financial statements.

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Consolidated financial statements include the accounts of MSI and its only wholly owned subsidiary, MLM. All material intercompany balances and transactions have been eliminated in consolidation.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature.

The Company has adopted Accounting Standards Update 2014-10, Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

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

Long-Lived Assets

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

In August 2015, the Company's wholly-owned subsidiary MLM, acquired a trademark for $20,000. Due to the uncertainty of future cash flows from the trademark, management has deemed it to be impaired and recorded an impairment expense of $20,000 in September 2015.

Debt Issues Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed. For December 31, 2015 and retroactively, the Company has early-adopted ASU 2015-03: Simplifying the Presentation of Debt Issuance Costs and has reflected the deferred financing costs as a direct reduction of the related debt (See Note 7 to Consolidated Financial Statements).

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. The Company assessed its securities for purposes of determining the proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard ASC 820–10–35–37 Fair Value in Financial Instruments; Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities; and Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05.

In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Once the derivative liabilities are determined, they are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

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

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of December 31, 2015, and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015, the Company had $156,959 in cash equivalents.

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year beginning June 1, 2017. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

On January 05, 2016, the FASB completed its Classification and Measurement of Financial Instruments project by issuing ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance improves certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the impact of its pending adoption of this ASU on the Company’s consolidated financial statements will be material. " In November 2015, FASB issued ASU 2015-17 - Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes which simplifies the presentation of deferred income taxes. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not believe the impact of its pending adoption of this ASU on the Company’s consolidated financial statements will be material.

In February 2015, FASB issued ASU 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe the impact of its pending adoption of this ASU on the Company’s consolidated financial statements will be material.

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Computer equipment	$8,314	$8,314
Less: accumulated depreciation	(6,155)	(4,492)

	$2,159	$3,822

Depreciation expense was $1,663 and $3,933 for the years ended December 31, 2015 and 2014, respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at December 31, 2015 and December 31, 2014, respectively. The loan bears no interest and is payable on demand.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended December 31, 2015 and 2014 a stockholder of the Company advanced the Company $39,355 and $31,665 respectively. The loan had a balance of $20,899 and $42,210 at December 31, 2015 and December 31, 2014, respectively. The loan bears no interest and is payable on demand.

At December 31, 2015 and December 31, 2014, the Company was indebted to a stockholder in the amount of $1,950 and $5,000, respectively. The loan has an interest rate of 20%. Principal and accrued interest were due and payable on July 2, 2012.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company's common stock at $0.0001 per share. Subsequently, in 2014, in a private transactions, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500,000 shares of the Company's common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400,000 shares of the Company's common stock. At December 31, 2015 and December 31, 2014, the loan had balance was $100 and $4,000, respectively.

At December 31, 2015 and December 31, 2014, the Company was indebted to a stockholder in the amount of $1,500 and $1,500, respectively. The loan has an interest rate of 26.7%. Principal and accrued interest were due and payable on January 1, 2014.

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

Note 5. 6% CONVERTIBLE NOTES PAYABLE (continued)

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

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share. At December 31, 2015 and 2014, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 3,506,665 shares at December 31, 2015.

In May 2012, the Company issued a $25,000 6% per annum note that matured in November 2012. In December 2012 the note was amended to be a convertible note. Interest on the note accrues interest at 6% per annum and is payable when the note matures.

Note 5. 6% CONVERTIBLE NOTES PAYABLE (continued)

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

In October 2014, the note holder converted $1,100 of note principal into 1,100,000 of the Company's common stock. At December 31, 2015, the remaining principal on this portion of the note is $3,715. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 3,506,665 shares at December 31, 2015.

In August 2013, the note holder/stockholder converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. The remaining principal balance on this portion of the note at September 30, 2015 is $2,075. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 3,506,665 shares at December 31, 2015.

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company's common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures.

Note 6. 8% CONVERTIBLE NOTES PAYABLE

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

On October 8, 2015, the Company issued a convertible note payable in the principal amount of $31,000 with an Original Issue Discount of $1,500. The note matures on October 8, 2016 and bears interest at 8%. The note holder has has the right at any time to convert any part or all of the outstanding unpaid principal balance into shares of the Company's common stock at the discounted rate of 58% of the lowest market trading price during the 20 days prior to and including the conversion date.

Note 7. 5% CONVERTIBLE NOTES PAYABLE

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

On October 15, 2015 the Company issued a convertible note payable in the principal amount of $35,000 with an Original Issue Discount of $5,000. The note matures on October 15, 2016 and bears interest at 5%. The note holder has has the right at any time on or after the day that is six months from October 15, 2015 to convert any part or all of the outstanding unpaid principal balance into shares of the Company's common stock at the discounted rate of 55% of the lowest market trading prices during the 20 days prior to the conversion date.

Note 7. 5% CONVERTIBLE NOTES PAYABLE (continued)

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at December 31, 2015 as follows:

Schedule of all Convertible Notes Payable at December 31, 2015

					Total
		Original		Deferred	Convertible
	Face	Issue	Derivative	Financing	Notes	Derivative
Debt	Amount	Discount	Discount	Costs	Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - MC #1	2,075				2,075
Note Payable - NW	3,715				3,715
Note Payable - MC #2	3,000				3,000
Debenture Payable (5%) - B	100,000				100,000	35,176
Convertible Note Payable - CB (5%)	35,000	(3,945)		(789)	30,266
Convertible Note Payable - LGC (8%)	31,000	(1,155)	(26,314)	(3,657)	(126)	56,366
Convertible Notes Payable- VV (8%) #1	59,000		(52,321)	(1,729)	4,950	66,075
Convertible Notes Payable- VV (8%) #2	38,000			(1,673)	36,327
	$271,975	$(5,100)	$(78,635)	$(7,847)	$180,393	$157,617

As of December 31, 2015, the convertible notes payable can be converted into approximately 86,385,000 shares of common stock.

Note 8. DERIVATIVES AND FAIR VALUE INSTRUMENTS

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015. Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date. The Company records the fair value of the Convertible Notes Payable and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its fin+A390ancial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

Note 8. DERIVATIVES AND FAIR VALUE INSTRUMENTS (continued)

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and December 31, 2015. The primary assumptions include: projected annual volatility of 151.4%-153.3%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of December 31, 2015 the Company’s derivative financial instruments included:

1) Embedded derivatives associated with certain of the Company’s unsecured convertible notes payable. The Company’s 5 % convertible notes payable and 8% convertible notes payable issued to two unrelated investors is a hybrid instrument, which warrants separate accounting as a derivative instrument. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the Derivative Liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes Payable. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes. The embedded derivative feature includes the conversion feature within the notes and an early redemption option. The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

Note 8. DERIVATIVES AND FAIR VALUE INSTRUMENTS (continued)

The 5% Convertible Note Payable and the 8% Convertible Notes Payable are valued at 12/31/15. The following assumptions were used for the valuation of the embedded derivative:

- The stock price of $0.010 to $0.0073 in this period (variable conversion price) would fluctuate with the Company projected volatility;

- An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

- Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

- Capital raising events (a single financing at 1 months from the valuation date) are a factor for the 5% Convertible Note. The full reset events projected to occur based on future stock issuance (single event) resulting in a reset exercise price.

- The monthly trading volume would average $258,000 and would increase at 1% per month

- The variable conversion price of 50% to 55% over 3 to 10 trading days would have effective rates of 44.12% to 51.14%;

- The Note Holders would automatically convert the notes with variable conversion prices and full ratchet resets if the registration was effective and not in default;

- The projected annual volatility for each valuation period was based on the historical volatility of 17 comparable companies:

10/8/2015	154%
12/9/2015	153%
12/22/2015	152%
12/31/2015	151%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Note 8. DERIVATIVES AND FAIR VALUE INSTRUMENTS (continued)

The Company’s convertible notes payable and the related derivative liabilities, derivative discount and original-issue discount are presented in the financial statements at December 31, 2015 as follows:

Convertible Note	Derivitive Treatment Date	Maturity Date	Principal Note Amount	Original Derivitive Valuation	Mark to Market	Derivative Value at December 31, 2015
8 % Convertible Note Payable-issued 10/8/2015	10/8/15	10/8/16	$31,000	$58,779	$(2,413)	$56,366
5 % Convertible Note Payable-issued 6/12/15	12/9/15	12/12/15	100,000	37,827	(2,651)	35,176
8 % Convertible Note Payable-issued 6/25/15	12/22/15	3/30/16	59,000	56,956	9,119	66,075
			$190,000	$153,562	$4,055	$157,617

Note 9. STOCKHOLDERS' EQUITY

The Company has authorized 1,500,000,000 shares of common stock with a par value of $0.0001 per share. There were 35,101,750 and 22,481,750 shares of common stock issued and outstanding at December 31, 2015 and December 31, 2014, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At December 31, 2015 and December 31, 2014, 50,000 shares of Series A preferred stock were issued and outstanding. The preferred stock has preferential voting rights of 2,000 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At December 31, 2015 and December 31, 2014, none of the shares of Series B preferred stock were issued and outstanding. The Series B preferred stock has no voting rights. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

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

During the quarter ended September 30, 2015, the Company issued 20,000 shares of common stock at $0.015 per share as to acquire 100% of the outstanding shares of the Company's subsidiary.

Note 9. STOCKHOLDERS' EQUITY (continued)

During the quarter ended September 30, 2015, the Company issued 3,000,000 shares of common stock at $0.01 per share as Officer's compensation.

During the quarter ended September 30, 2015, the Company issued 500,000 shares of common stock at $0.01 per share for services provided to the Company.

During the quarter ended December 31, 2015, the Company issued 500,000 shares of common stock at $0.01 per share for services provided to the Company.

During the quarter ended December 31, 2015, the Company issued 200,000 shares of common stock at $0.01 per share to an investor.

Note 10. COMMITMENTS AND CONTINGENCIES

The Company currently rents its offices on a month to month basis from the Company's President and stockholder for $525 per month.

Rent expense for the year ended December 31, 2015 and 2014, totaled $6,500 and $5,274, respectively and was respectively, a portion of which was forgiven and converted to additional paid-in capital.

Note 11. INCOME TAXES

The Company's deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized and has therefore recorded a full valuation allowance as follows:

	December 31, 2015	December 31, 2014
Net operating loss carryforward	$413,000	$268,000
Valuation allowance	(413,000)	(268,000)
Deferred tax asset, net	$-	$-

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	December 31, 2015	December 31, 2014
Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	9%	9%
Valuation allowance	(43)%	(43)%
Effective income tax rate	0%	0%

As of December 31, 2015, the Company has a net operating loss carryforward of approximately $961,000 to reduce future federal and state taxable income through 2035.

The Company paid $550 and $800 for state taxes for the year ended December 31, 2015 and 2014 respectively. These amounts are included in "Other" Expenses in the Consolidated Statement of Operations.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's open tax years beginning in tax year 2013 are subject to federal and state tax examinations.

Note 12. RELATED PARTY TRANSACTIONS

In August 2015, the Company acquired 100% of the issued and outstanding common stock of Medical Lasers Manufacturer, Inc. ("MLM") from a stockholder and officer of the Company for 20,000 common shares which were valued at $0.015 per share. All intercompany transactions were eliminated during consolidation.

As more fully described in Note 4 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of December 31:

	2015	2014
Due to Related Party	$8,921	$5,937
Due to Officer/Stockholder	20,898	33,210
Due to other Stockholders	3,550	9,000
Total Related Party Obligations	$33,369	$48,147

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company's CEO is $100,000 per annum and has been accrued for the years ended December 13, 2015 and 2014. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015.

In May 2014, in consideration for his services, the Company issued Bruce Schoengood, its Chief Executive Officer, 50,000 shares of its Series A Preferred Stock, which shares provide for a voting right of 2,000 per share, are not convertible and are not entitled to dividends or liquidation preferences or distributions.

In August 2015, MLM acquired a trademark from the son of the Company’s President for $20,000 due 90 days from the date of acquisition. As of December 31, 2015, no payment has been made on this liability. Due to the uncertainty of future cash flows from the trademark management has deemed it to be impaired and has recorded an impairment expense of $20,000 at September 30, 2015.

In August 2015, subsequent to the date the Company acquired MLM, MLM purchased $50,000 in inventory from the son of the Company's President. The inventory consisted of 20 hand-held laser devices. As of December 31, 2015, no payment has been made on this liability.

Note 13. BASIS OF REPORTING – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $964,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 14. SUBSEQUENT EVENTS

On January 7, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). In consideration for the issuance of the $105K Note, on January 13, 2016, the Company received net proceeds (after deducting the original issue discount and legal fees) in the amount of $75,696.69. In consideration for the issuance of the $50K Note, the Investor issued to the Company a $50,000 fully-collateralized secured promissory note (the “Investor Note”), pursuant to which the Investor agreed to pay the Company $50,000 on or before April 30, 2016. Under the Purchase Agreement, on March 15, 2016, the Company and the Investor conducted an additional closing for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46,803, respectively. In consideration for the issuance of the $50,000 Note, on March 15, 2016, the Company received gross proceeds of $50,000. In consideration for the issuance of the $46,803 note, the Investor issued to the Company a $46,803 fully-collateralized secured promissory note, pursuant to which the Investor agreed to pay the Company $46,803 on or before June 15, 2016. All notes issued pursuant to the Purchase Agreement bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 9.99%, principal and interest on all the notes issued pursuant to the Purchase Agreement convertible into shares of the Company’s common stock at a conversion price equal to 55% of the lowest trading price of Common Stock during the 20 trading day period prior to conversion.

On January 7, 2016, the Company issued to the Investor a convertible redeemable replacement note in principal amount of $61,508.71 (the “$61K Replacement Note”). The issuance of the $61K Replacement Note was made in connection with the Investor’s purchase of a convertible promissory note in principal amount of $59,000 that was originally issued by the Company on June 25, 2015 (the “$61K Original Note”). The $61,508.71 principal amount of the $61K Replacement Note reflected the principal and accrued interest under the $61K Original Note. The $61K Replacement Note, which is due on January 7, 2017, may not be prepaid but otherwise contains identical provisions to that of the Notes.

On February 29, 2016, the Company issued to the Investor a convertible redeemable replacement note in principal amount of $39,557.48 (the “Replacement Note”). The issuance of the Replacement Note was made in connection with the Investor’s purchase of a convertible promissory note in principal amount of $38,000 that was originally issued by the Company on August 31, 2015 (the “Original Note”). The $39,557.48 principal amount of the Replacement Note reflected the principal and accrued interest under the Original Note. The Replacement Note, which is due on February 28, 2017, may not be prepaid but otherwise contains identical provisions to that of the Notes.

In February 2016, one shareholder converted 3,400 shares of Series B Preferred Stock into 1,700,000 shares of common stock. The conversion of 3,400 shares of Series B Preferred Stock was a partial conversion of the 10,000 shares of the Series B Preferred Stock it issued in satisfaction of the obligation to issue such shares to the seller of $50,000 of inventory the Company purchased in August 2015. Each share of Series B Preferred Stock is convertible into five hundred (500) shares of common stock.

On March 8, 2016, the Company, through its wholly-owned subsidiary, Medical Laser Manufacturer, Inc., memorialized in a Product and Know-How License Agreement (the “License Agreement”) with Medical Lasers Manufacturer, Inc., a Florida corporation doing business as Laser Lab Corp. (“Laser Lab”), an agreement to license the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers (the “TTM Series”). In connection with the Company’s agreement with Laser Lab, which agreement was memorialized in the License Agreement, on September 24, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Rights, Preferences and Privileges (the “Certificate of Designation”), of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”). Pursuant to the Certificate of Designation, the Company designated 50,000 shares of Series B Preferred. The Series B Preferred do not hold any rights to receive dividends or any rights to vote. The Company, at its sole discretion, may redeem at any time, in whole or in part, outstanding shares of Series B Preferred for a price per share equal to the consideration paid or deemed to have been paid for such shares. The Series B Preferred may be converted, sixty days after their respective issuance, each share into the Company’s common stock at a conversion ratio equal to one (1) share of Series B Preferred for five hundred (500) shares of Common Stock.

Pursuant to the License Agreement, the Company agreed to issue to Laser Lab 25,000 shares of Series B Preferred and a promissory note (the “Promissory Note”) in principal amount of $150,000 and bearing interest at 10% per annum. The principal and interest due under the Promissory Note is payable 18-months from the date of issuance. In the event, the Company does not receive, by December 31, 2016, a decision letter from the Food and Drug Administration informing the Company of the “cleared” 510(k), then the amount of 10,000 shares of Series B Preferred will be clawed back and forfeited by Laser Lab and the principal amount of the Promissory Note will automatically reduce to $75,000, as if originally issued in such denomination.

Subsequent to December 31, 2015, the Company issued 4,787,129 shares of common stock upon conversion of an aggregate of $10,258 of promissory notes of the Company.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2015 due to a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Additionally, the Company does not have a formal audit committee and is not currently required to have one, and the Board of Directors does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

Management's assessment was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2015.

Remediation of Material Weaknesses.

Management is in the process of determining how best to change the Company’s current system and implement a more effective system of controls and procedures. However, given limitations in financial and manpower resources, we may not have the resources to address fully the weaknesses in controls. No assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Inherent Limitations of Control Systems.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer and director and his age are as follows:

Executive Officers and Directors

Name	Age	Office	Since
Bruce Schoengood	57	Chief Executive Officer and Director	March 16, 2011

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

Family Relationships

As we only have one officer and director, there are no family relationships between any director and executive officer.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that a Form 3 for Bruce Schoengood was filed late.

Code of Ethics

We do not currently have a Code of Ethics, as defined under the rules and regulations of the Exchange Act. The Company does not believe a Code of Ethics is necessary because the Company only has only one person serving as the sole officer, director and employee.

Nomination Process

As of December 31, 2015, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the board of directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with the board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below sets forth all cash compensation paid or proposed to be paid by us to our chief executive officer, or only executive officer, for services rendered in all capacities to the Company during fiscal year 2012, 2013, 2014 and 2015

Summary Compensation Table

Name and Principal Position	Fiscal year Ended December 31	Salary ($)	Bonus ($)	Other Annual Compensation ($)	TOTAL
Bruce Schoengood, CEO	2012	$100,000	$0	$0.00	$100,000
	2013	$100,000	0	$0.00	$100,000
	2014	$100,000	0	$0.00	$100,000
	2015	$100,000	0	$0.00	$100,000

Compensation Policy

Because we are still in the early stages of development, our sole director and officer is not currently receiving any compensation.

Stock Grants or Awards

In May 2014, in consideration for his services, the Company issued Bruce Schoengood, its Chief Executive Officer, 50,000 shares of its Series A Preferred Stock, which shares provide for a voting right of 2,000 per share, are not convertible and are not entitled to dividends or liquidation preferences or distributions.

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Equity Compensation Plans

We do not have any equity compensation plans as of the date of this report.

Compensation of Directors

Because we are still in the development stage, our sole director is not receiving any compensation other than reimbursement for expenses incurred during the performance of his duties.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

On March 18, 2016, the Company and Bruce Schoengood entered into an Employment Agreement which was made retroactive to January 1, 2012. Mr. Schoengood’s initial term, of employment is sixty (60) months commencing January 1, 2012 with an annual base salary of $100,000.

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

Name of beneficial owner	Amount of Beneficial ownership	Percent of class(2)
Bruce Schoengood(1)	6,195,000	14.9%

(1) Does not include 50,000 shares of Series A Preferred stock held by Mr. Schoengood. Although the Series A Preferred shares are not convertible they provide for a voting right of 2,000 per share, which voting privilege, along with common stock owned by Mr. Schoengood, constitutes approximately 75% of the voting rights of the Company.

(2) The percent of class is based on 41,588,879 shares of common stock issued and outstanding as of the date of this annual report.

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

In May 2014, in consideration for his services, the Company issued Bruce Schoengood, its Chief Executive Officer, 50,000 shares of its Series A Preferred Stock, which shares provide for a voting right of 2,000 per share, are not convertible and are not entitled to dividends or liquidation preferences or distributions.

Pursuant to a sale and purchase agreement dated August 19, 2015 between the Company and the Company's chief executive officer, the Company acquired 100% of the equity interests in Medical Lasers Manufacturer, Inc. ("MLM") with the total purchase price of 20,000 shares of the Company's common stock at $0.001 per share (or $20). The result of the transaction was that MLM became a wholly-owned subsidiary of the Company.

On August 21, 2015, MLM acquired a trademark from the son of the Company’s President for $20,000.

In August 2015, subsequent to the date the Company acquired MLM, MLM purchased $50,000 in inventory from the son of the Company's President. The Company issued the seller 10,000 shares of Series B Convertible Preferred as the purchase price for the inventory. Series B Convertible Preferred has no dividend or voting rights, is convertible into 500 shares of the Company’ common stock and is subject to a redemption provision allowing the Company to redeem the shares for its stated value at any time with 30 days’ notice.

On March 8, 2016, the Company, through its wholly-owned subsidiary, Medical Laser Manufacturer, Inc., memorialized in a Product and Know-How License Agreement with Medical Lasers Manufacturer, Inc., a Florida corporation doing business as Laser Lab Corp., a company operated and partially owned by the son of the Company’s chief executive officer, Bruce Schoengood. The agreement licensed the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers. Pursuant to the License Agreement, the Company agreed to issue to Laser Lab 25,000 shares of Series B Preferred and a promissory note in principal amount of $150,000 and bearing interest at 10% per annum. The principal and interest due under the Promissory Note is payable 18-months from the date of issuance. In the event, the Company does not receive, by December 31, 2016, a decision letter from the Food and Drug Administration informing the Company of the “cleared” 510(k), then the amount of 10,000 shares of Series B Preferred will be clawed back and forfeited by Laser Lab and the principal amount of the Promissory Note will automatically reduce to $75,000, as if originally issued in such denomination.

No director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member living with such persons, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2015 or December 31, 2014 or December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 10, 2015, Fruci & Associates II, PLLC was engaged to serve as our independent registered public accounting firm and audit our financial statements for the year ended December 31, 2105. Prior to Fruci & Associates II, PLLC, David Aronson, CPA served as our independent registered public accounting firm for the year ended December 31, 2014 and through the quarterly period ended June 30, 2015. In 2015, the Company was informed that the PCAOB revoked the registration of David Aronson, CPA. Accordingly, as reflected in the Report of Independent Registered Public Accounting Firm on our financial statements included herein, Fruci & Associates II, PLLC also re-audited our financial statements for the year ended December 31, 2014. Anton & Chia, LLP served as our independent registered public accounting firm for the quarterly period ended September 30, 2015. The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2015 and 2014.

	December 31,	December 31,
	2015	2014

Audit fee	$9,850	$4,000
Audit related fees
Tax fees	1,325
All other fees

TOTAL	$11,175	$4,000

Audit Fees

“Audit Fees” consist of fees billed for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years. Audit fees expenses for professional services rendered in respect to the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and 2015, were $13,850.

Audit Related Fees

“Audit Related Fees” consist of fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported as “Audit Fees.” For the years ended December 31, 2015 and December 2014 the aggregate “Audit Related Fees” were $ -0- and $-0- and $-0-, respectively.

Tax Fees

“Tax Fees” consist of fees billed for professional services for tax compliance, tax advice, and tax planning. Tax preparation fees expenses for professional services in respect to the filing of the Company’s income taxes for the years ended December 31, 2015, 2014 were $-0- and $1,325 respectively.

All Other Fees

Fees billed by the Company internal CPA firm., not related to audit or other services as described above, during the years ended December 31, 2015, 2014 and 2013, were $-2,000- and $-0- and $-0 respectively, and such fees were related to Bookkeeping Services.

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

The board of directors has considered the nature and amount of the fees billed by Fruci & Associates II, PLLC and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Fruci & Associates II, PLLC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation filed on November 8, 2010(1)
3.2	Certificate of Amendment to Articles of Incorporation filed on March 28, 2011(1)
3.3	By-laws adopted on November 15, 2010(1)
3.4	Certificate of Amendment to Articles of Incorporation filed on December 19, 2011(1)
3.5*	Certificate of Amendment to Articles of Incorporation filed on November 19, 2015
3.6	Certificate of Designation of Series B Convertible Preferred Stock filed on September 24, 2015(3)
3.7*	Amended Certificate of Designation of Series A Preferred Stock filed on October 15, 2015
4.1	Specimen Common Stock Certificate(1)
4.2*	Convertible Debenture, dated June 12, 2015
4.3*	8% Convertible Redeemable Note due October 8, 2016
4.4*	5% Convertible Promissory Note due October 12, 2016
4.5	Promissory Note, dated March 8, 2016(3)
10.1	Asset Purchase Agreement, dated October 31, 2014, between Dr. Park Avenue Inc. and Dr. Park Ave. (2)
10.2	Agreement and Plan of Reorganization, dated August 19, 2015(4)
10.3*	Sale and Purchase Agreement for Goods, dated August 25, 2015
10.4*	Trademark Purchase Agreement, dated August 21, 2015
10.5	Securities Purchase Agreement, dated January 7, 2016(5)
10.6	8% Convertible Redeemable Note due January 7, 2017(5)
10.7	8% Convertible Redeemable Back End Note due January 7, 2017(5)
10.8	8% Convertible Redeemable Replacement Note due January 7, 2017(5)
10.9*	8% Convertible Redeemable Note due March 7, 2017
10.10*	8% Convertible Redeemable Back End Note due March 7, 2017
10.11*	8% Convertible Redeemable Replacement Note due February 28, 2017
10.12	Product and Know-How License Agreement(3)
10.13*	Employment Agreement between the Company and Bruce Schoengood
16.1	Letter from David A. Aronson, CPA, P.A.(6)
16.2	Letter from Anton & Chia LLP.(7)
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 30, 2011.
(2)	Incorporated by reference to the Company’s report on Form 8-K filed November 6, 2014.
(3)	Incorporated by reference to the Company’s report on Form 8-K filed March 14, 2016.
(4)	Incorporated by reference to the Company’s report on Form 8-K filed August 21, 2015.
(5)	Incorporated by reference to the Company’s report on Form 8-K Filed January 14, 2016.
(6)	Incorporated by reference to the Company’s report on Form 8-K filed June 25, 2016.
(7)	Incorporated by reference to the Company’s report on Form 8-K filed December 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2016	MEDIFIRST SOLUTIONS, INC.

	By:	/s/ Bruce Schoengood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Bruce Schoengood	President, Chief Executive Officer,	April 14, 2016
Principal Financial Officer, Director