Form 10-Q
period 2016-03-31
Medifirst Solutions, Inc.
filed 2016-05-23
CIK 1522704

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

000-55465

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

(check one)	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 23, 2016, there were 49,234,167 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4. Controls and Procedures.	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3. Defaults Upon Senior Securities.	28

Item 4. Mine Safety Disclosures	28

Item 5. Other Information.	28

Item 6. Exhibits.	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Financial Statements (Unaudited)

Consolidated Balance Sheet	3

Consolidated Statement of Operations	4

Consolidated Statement of Stockholders' Equity	5

Consolidated Statement of Cash Flows	6

Notes to Consolidated Financial Statements	7 - 24

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Medifirst Solutions, Inc.

Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$203,353	$156,958
Notes receivable (investor)	93,130	-
Inventory	50,000	50,000
Total current assets	346,483	206,958

Property, Plant and Equipment, net	1,813	2,159

Other Assets
Intangible Asset -License Agreement, net	148,753	-
Total other assets	148,753	-

	$497,049	$209,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	85,250	123,648
Accrued expenses - officer's compensation	376,026	370,000
Due to related party	8,921	8,921
Loans payable - stockholders	20,480	24,449
Note Payable for license agreement	150,000	-
Convertible notes payable	243,713	180,393
Derivative Liabilities	532,693	157,617
Total current liabilities	1,417,083	865,028

Commitments & Contingencies (Note 10)	-	-

Stockholders' Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 31,600 and -0- shares issued and outstanding, respectively	3	-
Common stock, $0.0001 par value; 1,500,000,000 shares authorized, 41,588,879 and 35,101,750 shares issued and outstanding, respectively	4,160	3,510
Additional paid in capital	380,021	310,183
Accumulated deficit	(1,304,223)	(969,609)
	(920,034)	(655,911)

	$497,049	$209,117

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Consulting fee revenue	$-	$-
Product sales, net	-	-
	-	-
Cost of goods sold	-	-
Gross income	-	-

Expenses:
Officer's compensation	25,000	25,000
Advertising and promotion	1,623	1,283
Computer and internet	120	710
Consulting fees	20,798	4,802
Professional fees	24,560	775
Provision for bad debts	-	2,255
Rent	2,071	-
Travel	260	-
Other	9,371	11,734
	83,803	46,559

Net loss from Operations before other income, expenses	(83,803)	(46,559)

Other income and (expenses)
Interest expense	(191,815)	(336)
Interest income	1,167	-
Change in Fair Value -Derivatives	(60,163)	-

Net loss	$(334,614)	$(46,895)

Loss per common share - Basic and fully diluted	$(0.009)	$(0.002)

Weighted average number of shares outstanding - Basic and fully diluted	38,705,017	23,290,959

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2016

(Unaudted)

	Common Stock		Preferred Class A		Preferred Class B		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2015	22,481,750	2,248	50,000	5			258,755	(625,485)	(364,477)

Issuance of common shares upon partial conversion of note at $0.0001 per share	2,000,000	200	-	-			1,800	-	2,000
Cancellation of common shares	(500,000)	(50)	-	-			50	-	-
Issuance of common shares upon partial conversion of note at $0.0005 per share	800,000	80	-	-			320	-	400
Contribution to additional paid in capital	-	-	-	-			1,050	-	1,050
Issuance of common shares upon partial conversion of note at $0.0005 per share	300,000	30	-	-			120	-	150
Issuance of common shares upon partial conversion of note at $0.0005 per share	1,000,000	100	-	-			400	-	500
Issuance of common shares upon partial conversion of note at $0.0005 per share	1,000,000	100	-	-			400	-	500
Contribution to additional paid in capital	-	-	-	-			1,575	-	1,575
Issuance of common shares upon partial conversion of note at $0.0005 per share	3,800,000	380	-	-			1,520	-	1,900
Issuance of common shares to acquire subsidiary at $0.015 per share	20,000	2	-	-			18	-	20
Issuance of common shares for services $0.01 per share	3,500,000	350					34,650	-	35,000
Contribution to additional paid in capital	-	-	-	-			1,575	-	1,575
Issuance of common shares to investor $0.01 per share	200,000	20	-	-			-	-	20
Issuance of common shares for services $0.01 per share	500,000	50	-	-			4,950		5,000
Additional paid in capital on debt discount related to the intrinsic beneficial conversion feature	-	-	-	-			3,000	-	3,000
Net loss	-	-	-	-			-	(344,124)	(344,124)
Balance - December 31, 2015	35,101,750	$3,510	50,000	$5	$-	$-	$310,183	$(969,609)	$(655,911)

Issuance of common shares upon partial conversion of note at $0.00275 per share	1,095,036	110					2,901		3,011
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,285,560	129					3,406		3,535
Issuance of common shares upon partial conversion of note at $0.003355 per share	906,533	91					2,950		3,041
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,500,000	150					600		750
Issuance of Series B Preferred shares as part consideration for license agreement					25,000	3			3
Issuance of Series B preferred shares as payment for inventory					10,000	1	49,999		50,000
Issuance of common shares upon conversion of 3,400 shares of Series B Preferred Stock	1,700,000	170		-	(3,400)	(1)	(170)		(1)
Additional paid in capital from derivative liability on debt conversion		-		-			10,152	-	10,152
Net loss	-	-	-	-			-	(334,614)	(334,614)
Balance - March 31, 2016	41,588,879	$4,160	50,000	$5	31,600	$3	$380,021	$(1,304,223)	$(920,034)

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(334,614)	$(46,895)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	1,596	416
Provision for doubtful accounts	-	2,255
Accrued Interest Receivable	(1,167)
Prepaid expenses		750
Accounts payable and accrued expenses	17,627	31,278
Interest/excess of fair value of shares issued to repay loans	-	2,400
Capitalized rent expense		1,050
Notes payable derivatives	211,922	-
Stockholder's loan	(3,969)	12,514
Net cash used by operating activities	(108,605)	3,768

Cash flows from investing activities:

Net cash used by investing activities	-	-

Cash flows from financing activities:
Bank overdraft	-	(4,197)
Due to related party	-	2,984
Proceeds from convertible notes payable	155,000	(125)
Net cash provided by financing activities	155,000	(1,338)

Net increase (decrease) in cash	46,395	2,430
Cash at beginning of period	156,958	-
Cash at end of period	$203,353	$2,430

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$336
Income taxes	$-	$-

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2015.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

Notes receivable (Investor)

In January 2016 the company entered into a securities purchase agreement with an investor (as more fully described in Note 5 below). As part of that agreement, the company issued convertible 8% notes payable to the investor in the amounts of $105,000, $50,000, $50,000 and $46,803. Two of these notes will close subsequent to March 31, 2016 and are secured by fully collateralized promissory notes issued by the Investor to the Company in the total amount of $96,803 ($50,000 and $46,803 - also known as the "back-end notes") and are reported in the balance sheet at $93,130 net of legal fees in the amount of $4,840 plus accrued interest of $1,167. These notes bear interest at the rate of 8% per annum. Interest income in the amount of $1,167 has been accrued for the quarter ended March 31, 2016 on these back-end notes.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

Intangible Asset- Licensing Agreement

On March 8th 2016, the company, through its sole wholly-owned subsidiary ("Licensee"), entered into a Product and Know-How License Agreement ("Agreement") with a Florida Corporation ("Licensor"). This Florida Corporation is owned by a related party – the son of the Company’s CEO. The license provides with respect to the Technology, Licensor hereby grants to Licensee an irrevocable, nontransferable, royalty-bearing license, with a right of sublicense (the “License”), throughout the Territory in the Field of Use, whether or not under the Licensed Patent, to:

●	use or submit or deliver the Technology and/or any Product to any regulatory body throughout the Territory for purposes of obtaining approval to make, Sell, offer for Sale, import, export and distribute the Technology or Products; and

●	use or copy the Technology and/or any Product; and

●	market, make, have made, Sell, offer for Sale, import and distribute Products; and

●	sublicense the Technology as set forth in Article 4 below; and

●	prepare, or have prepared on its behalf, modifications, enhancements and/or derivative works of the Technology.

In connection with the license granted under Section 2.1 above, Licensor hereby grants to Licensee a license to the Licensed Patents, whether now existing or hereafter acquired.

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. The last part of the consideration in this license agreement is the royalty payments which have not taken effect yet as they are based on sales for which the company has none. Both the stock issuance and promissory notes have "claw-back" provisions should certain events fail to occur.

The licensing agreement is for a ten year period effective from March 8th 2016. The cost of the licensing agreement is being amortized over its ten-year period and charged to income on a straight-line basis.

Debt Issues Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed. For March 31, 2016 and retroactively, the Company has early-adopted ASU 2015-03: Simplifying the Presentation of Debt Issuance Costs and has reflected the deferred financing costs as a direct reduction of the related debt (See Note 7 to Consolidated Financial Statements).

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2016, and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2016, the Company had $203,353 in cash equivalents.

Recent Pronouncements

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for the Company beginning in the quarter ending March 31, 2019. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers” (Topic 606), which requires entities to identify performance obligations and recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

The Company acknowledges the recent accounting pronouncements issued during the quarter-ended March 31, 2016 by the FASB in the form of Accounting Standards Updates (“ASUs”) numbered ASU 2016-08, 09, 11 and ASU 2016-12 providing guidance and related to revenue clarifications. The Company believes these pronouncements, when effective, will not have a material impact on the financial statements.

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Computer equipment	$8,314	$8,314
Less: accumulated depreciation	(6,501)	(6,155)

	$1,814	$2,159

Depreciation expense was $346 and $416 for the three-month period ended March 31, 2016 and 2015, respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at March 31, 2016 and December 31, 2015, respectively. The loan bears no interest and is payable on demand.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended March 31, 2016 and 2015 a stockholder of the Company advanced the Company $-0- and $20,670 respectively. The loan has a balance of $10,680 at March 31, 2016. The loan bears no interest and is payable on demand.

At March 31, 2016 and March 31, 2015, the Company was indebted to a stockholder in the amount of $1,200 and $4,600, respectively. The loan has an interest rate of 20%. Principal and accrued interest were due and payable on July 2, 2012.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company's common stock at $0.0001 per share. Subsequently, in 2014, in a private transaction, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500,000 shares of the Company's common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400,000 shares of the Company's common stock. At March 31, 2016 and March 31, 2015, the loan had balance was $100 and $500, respectively.

At March 31, 2016 and March 31, 2015, the Company was indebted to a stockholder in the amount of $1,500 and $1,500, respectively. The loan has an interest rate of 26.7%. Principal and accrued interest were due and payable on January 1, 2014.

In February 2016, the Company issued a promissory note to a stockholder in the amount of $7,000 with interest at the rate of 6% per annum. The note matures on February 4th 2017. At March 31, 2016 the full $7,000 note is outstanding.

Note 5. CONVERTIBLE NOTES PAYABLE

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

In October 2014, the note holder converted $1,100 of note principal into 1,100,000 of the Company's common stock. At December 31, 2015, the remaining principal on this portion of the note is $3,715. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 4,154,729 shares at March 31, 2016.

In August 2013, the note holder/stockholder converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. The remaining principal balance on this portion of the note at March 31, 2016 is $2,075. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 4,154,729 shares at March 31, 2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

On October 8, 2015, the Company issued a convertible note payable in the principal amount of $31,000 with an Original Issue Discount of $1,500. The note matures on October 8, 2016 and bears interest at 8%. The note holder has the right at any time to convert any part or all of the outstanding unpaid principal balance into shares of the Company's common stock at the discounted rate of 58% of the lowest market trading price during the 20 days prior to and including the conversion date.

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

On October 15, 2015 the Company issued a convertible note payable in the principal amount of $35,000 with an Original Issue Discount of $5,000. The note matures on October 15, 2016 and bears interest at 5%. The note holder has the right at any time on or after the day that is six months from October 15, 2015 to convert any part or all of the outstanding unpaid principal balance into shares of the Company's common stock at the discounted rate of 55% of the lowest market trading prices during the 20 days prior to the conversion date.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

On January 7 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). Under the Purchase Agreement, on March 15, 2016 and June 15, 2016, the Company and the Investor expect to conduct additional closing for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46, 803, respectively.

In consideration for the issuance of the $105K Note, on January 13, 2016, the Company received net proceeds (after deducting the original issue discount and legal fees) in the amount of $75,697. In consideration for the issuance of the $50K Note, the Investor issued to the Company a $50,000 fully-collateralized secured promissory note (the “Investor Note”), pursuant to which the Investor agreed to pay the Company $50,000 on or before April 30, 2016. The Notes, which are due on January 7, 2017, bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 9.99%, principal and interest on the Notes is convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price equal to 55% of the lowest trading price of Common Stock during the 20 trading day period prior to conversion.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at March 31, 2016 as follows:

Debt	Face Amount	Original Issue Discount	Derivative Discount	Deferred Financing Costs	Total Convertible Notes Payable	Derivative Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - MC #1	2,075				2,075
Note Payable - NW	3,715				3,715
Note Payable - MC #2	3,000				3,000
Debenture Payable (5%) - B	100,000				100,000	32,293
Convertible Note Payable - LGC (8%)	105,000	(15,397)	(78,310)	(7,162)	4,130	123,003
Convertible Note Payable - LGC (8%)	50,000		(44,708)	(1,925)	3,367	89,897
Convertible Note Payable - LGC (8%)	50,000		(46,712)	(2,336)	952	88,709
Convertible Note Payable - LGC (8%)	46,803		(43,146)	(2,186)	1,471	83,216
Convertible Note Payable - CB (5%)	35,000	(2,699)		(540)	31,762
Convertible Note Payable - LGC (8%)	31,000	(781)	(22,861)	(2,473)	4,886	56,366
Convertible Notes Payable- VVtoLG (8%)	49,491		1,358		50,849	59,209
Convertible Notes Payable- VV (8%) #2	38,000			(680)	37,320
	$514,269	$(18,877)	$(234,379)	$(17,301)	$243,713	$532,693

As of March 31, 2016, the convertible notes payable can be converted into approximately 136,333,000 shares of common stock.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

Note 6. DERIVATIVES AND FAIR VALUE INSTRUMENTS

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and also to the 8% convertible notes issued January 7, 2016 and March 7, 2016. Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date. The Company records the fair value of the Convertible Notes Payable and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and March 31, 2016. The primary assumptions include: projected annual volatility of 151.4%-252%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of March 31, 2016 the Company’s derivative financial instruments included:

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

The 5% Convertible Note Payable and the 8% Convertible Notes Payable are valued at March 31. 2016. The following assumptions were used for the valuation of the embedded derivative:

●	The stock price of $0.010 to $0.0073 in this period (variable conversion price) would fluctuate with the Company projected volatility;

●	An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

●	Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

●	Capital raising events (a single financing at 1 month from the valuation date) are a factor for the VV to LG Convertible Note. The full reset events projected to occur based on future stock issuance (single event) resulting in a reset exercise price.

●	The monthly trading volume would average $211,113 and would increase at 5% per month;ownership limits conversion across LG’s 6 notes based on 4.99% with shares outstanding increasing monthly by 1%.

●	The variable conversion price of 50% to 58% over 3 to 20 trading days would have effective rates of 50.55% to 36.13%;

●	The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

●	The projected annual volatility for each valuation period was based on the historical volatility of the company:

12/31/2015	151%
1/7/2016	222%
1/12/2016	226%
2/23/2016	234%
3/7/2016	227%
3/11/2016	245%
3/31/2016	252%

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount and original-issue discount are presented in the financial statements at March 31, 2016 as follows:

Convertible Note	Derivative Treatment Date	Maturity Date	Principal Note Amount	Original Derivative Valuation	Derivative Valuation December 31, 2015	Conversions	Mark to Market	Derivative Valuation March 31, 2016

8% Convertible Note Payable- issued 10/8/2015	10/8/2015	10/8/2015	$31,000	$58,779	$56,366		$(4,203)	$52,163

5 % Convertible Note- Payable - issued 6/12/2015	12/9/2015	12/12/2015	100,000	37,827	35,176.00		(2,883)	32,293

8% Convertible Notes Payable- issued 6/25/2015	12/22/2015	1/7/2017	59,000	56,956	66,075.00	(10,151.00)	3,285	59,209

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	105,000	87,287	-		39,919	127,206

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	50,000	68,124	-		21,773	89,897

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	3/7/2017	50,000	87,538	-		1,171	88,709

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	1/7/2017	46,803	82,115	-		1,101	83,216
			$441,803	$478,626	$157,617	$(10,151)	$60,163	$532,693

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

Note 7. STOCKHOLDERS' EQUITY

The Company has authorized 1,500,000,000 shares of common stock with a par value of $0.0001 per share. There were 41,588,879 and 35,101,750 shares of common stock issued and outstanding at March 31, 2016 and December 31, 2015, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At March 31, 2016 and December 31, 2015, 50,000 shares of Series A preferred stock were issued and outstanding. The preferred stock has preferential voting rights of 100 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At March 31, 2016 there were 35,000 issued of which 3,400 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 31,400 shares outstanding at March 31, 2016. The Series B preferred stock has no voting rights. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

During the quarter ended March 31, 2016, the Company issued 1,095,036 shares of common stock at $0.00275 per share as partial conversion of notes.

During the quarter ended March 31, 2016, the Company issued 1,285,560 shares of common stock at $0.00275 per share as partial conversion of notes.

During the quarter ended March 31, 2016, the Company issued 906,533 shares of common stock at $0.003355 per share as partial conversion of notes.

During the quarter ended March 31, 2016, the Company issued 1,500,000 shares of common stock at $0.00275 per share as partial conversion of notes.

During the quarter ended March 31, 2016, the Company issued 1,700,000 shares of common stock upon conversion of 3,400 shares of Series B preferred stock.

During the quarter ended March 31, 2016, the Company issued 10,000 shares of Series B Preferred stock in settlement of the $50,000 liability to a related party for the purchase of inventory.

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently rents its offices on a month to month basis from the Company's President and stockholder for $525 per month which amounted to $1,725 for the quarter-ended March 31, 2016. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the quarter-ended March 31, 2016 was $346.

Total rent expense for the quarter ended March 31, 2016 and 2015, totaled $2,071 and $-0-, respectively.

Note 9. INCOME TAXES

The Company's deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized and has therefore recorded a full valuation allowance.

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

As of March 31, 2016, the Company has a net operating loss carryforward of approximately $976,000 to reduce future federal and state taxable income through 2035.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's open tax years beginning in tax year 2013 are subject to federal and state tax examinations.

Note 10. RELATED PARTY TRANSACTIONS

In August 2015, the Company acquired 100% of the issued and outstanding common stock of Medical Lasers Manufacturer, Inc. ("MLM") from a stockholder and officer of the Company for 20,000 common shares which were valued at $0.015 per share. All intercompany transactions were eliminated during consolidation.

As more fully described in Note 4 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of March 31:

	2016	2015
Due to Related Party	$8,921	$8,921
Due to Officer/Stockholder	8,446	8,446
Due to other Stockholders	3,113	55,199
Total Related Party Obligations	$20,480	$72,566

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company's CEO is $100,000 per annum which has been accrued for the years ended December 13, 2015 and 2014 and $25,000 has been accrued for the quarter ended March 31, 2016. For the quarter ended March 31, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015.

In August 2015, MLM acquired a trademark from the son of the Company’s President for $20,000 due 90 days from the date of acquisition. As of March 31, 2016, no payment has been made on this liability. The $20,000 liability is included in the balance sheet under “Accounts payable and accrued expenses” at March 31, 2016 and December 31, 2015. Due to the uncertainty of future cash flows from the trademark management has deemed it to be impaired and has recorded an impairment expense of $20,000 at September 30, 2015

In August 2015, subsequent to the date the Company acquired MLM, MLM purchased $50,000 in inventory from the son of the Company's President. The $50,000 liability is included in the balance sheet under “Accounts payable and accrued expenses” at December 31, 2015. During the quarter-ended March 31, 2016, 10,000 shares of Series B Preferred stock were issued in settlement of this liability.

As more fully described in Note 1-Intangible Asset-Licensing Agreement, on March 8th 2016 the Company entered into a Licensing Agreement with a Florida Corporation (Licensor) that is owned by a related party. The Company issued 25,000 shares of Series B Preferred stock to the Licensor as partial consideration for the Licensing agreement plus a $150,000 promissory note to the Licensor for the balance of the consideration. During the quarter-ended March 31, 2016, 3,400 shares of Series B Preferred stock were converted into 1,700,000 shares of common stock in accordance with the terms of the Series B Preferred stock.

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

The Company has incurred losses from inception of approximately $1,304,222, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 12. SUBSEQUENT EVENTS

On April 15, 2016 the Company entered into a Business Consulting Agreement with a Michigan limited liability company ("Consultant"). The agreement provides for the Company retaining the Consultant for 125 days for general business and product development services. The Consultant shall be paid $750 per month in cash and 500,000 shares of common stock of the Company valued at $5,000 as of the effective date and another 500,000 common shares upon determination of the Company in its sole and absolute discretion.

On April 5, 2016 a noteholder elected to partially convert $3,000 of an outstanding convertible note (originally $59,000) payable into 783,062 shares of common stock. The principal balance due remaining under the note payable after the conversion is $49,000. On May 5, 2016 a noteholder elected to partially convert $2,800 of an outstanding convertible note payable into 768,026 shares of common stock. The principal balance due under the note payable after the conversion is $46,200.

On April 18, 2016 the company issued 1,100,000 shares of common stock in conversion of 2,200 shares of Preferred Series B stock.

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 ("the Note"). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6-month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company's common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion.

On May 2, 2016, the Company issued to an Investor a replacement redeemable convertible note in the principal amount of $60,000 ("the Replacement Note"). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. This Replacement Note partially replaces a note originally issued on June 12, 2015 in the principal amount of $100,000 The holder of the note is entitled, at its option beginning on the 6-month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company's common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. On May 10, 2016 a noteholder elected to partially convert $7,241 of an outstanding convertible note payable into 2,194,200 shares of common stock. The principal balance due under the note payable after the conversion is $52,759.

On May 4, 2016 a noteholder elected to partially convert $8,800 of an outstanding convertible note payable into 2,000,000 shares of common stock. The principal balance due remaining under the note payable after the conversion is $26,200.

On May 11, 2016 the Company amended a Convertible Debenture originally issued June 12, 2015 in remaining unassigned principal amount of $45,000. The Company issued 300,000 shares to the debenture holder for the main purpose of extending the maturity date to one year from the date of the amendment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Revenues

During the three months ended March 31, 2016 and 2015, we generated $ -0- and $ -0-, respectively.

Expenses

For the three months ended March 31, 2016 and 2015, expenses were $83,803 and $46,559, respectively. All of the increase was due to increased Consulting and Professional Fees.

Legal and Accounting

For the three months ended March 31, 2016 and 2015 professional fees were $24,560 and $775, respectively. The increase is due to legal fees associated with the issuance of notes and legal fees in connection with the licensing agreement and consulting agreements signed during the quarter as well as increased audit, accounting & bookkeeping and professional fees associated with derivative valuations.

Other Income/(Expense)

For the three months ended March 31, 2016 and 2015, other expenses were $251,978 and $336, respectively. The reason for the increase is primarily due to the recognition of the fair-value adjustment on the carrying value of our derivative liabilities, the amortization of discount on the notes, and amortization of deferred financing costs and the interest expense on notes payable.

Net Income/(Loss)

For the three months ended March 31, 2016 and 2015 the company had a net loss of $334,614 and $46,895. The increased net loss was due to the increased expenses and increased other expenses as described above.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At March 31, 2016 and December 31, 2015, our principal sources of liquidity included cash of $203,353 and $156,958, respectively.

As of March 31, 2016, we did not have any significant commitments for capital expenditures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our principal executive and financial officers concluded that, as of the end of the period covered by this report, due to the inadequate recordation of certain transactions and communication of those transactions to those integral to our disclosure procedures, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There has been no progress toward remediation of previously disclosed material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 3-month period ended March 31, 2016, the Company issued an aggregate of 3,287,129 shares of Common Stock upon conversion of an aggregate principal amount equal to $9,508.71 of an outstanding convertible promissory note.

During the 3-month period ended March 31, 2016, the Company issued an aggregate of 1,700,000 shares of Common Stock upon conversion of an aggregate of 3,400 shares of Series B Preferred.

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

Subsequent to March 31, 2016 the Company issued 4,000 shares of its Series B Preferred Stock in satisfaction of the obligation to issue such shares to the seller of a trademark to the Company purchased in August 2015.

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

On April 15, 2016 the Company entered into a Business Consulting Agreement with a Michigan limited liability company ("Consultant"). The agreement provides for the Company retaining the Consultant for 125 days for general business and product development services. The Consultant shall be paid $750 per month in cash and 500,000 shares of common stock of the Company valued at $5,000 as of the effective date and another 500,000 common shares upon determination of the Company in its sole and absolute discretion.

On April 5, 2016 a noteholder elected to partially convert $3,000 of an outstanding convertible note (originally $59,000) payable into 783,062 shares of common stock. The principal balance due under the note payable after the conversion is $49,000. On May 5, 2016 a noteholder elected to partially convert $2,800 of an outstanding convertible note payable into 768,026 shares of common stock. The principal balance due under the note payable after the conversion is $46,200.

On April 18, 2016 the company issued 1,100,000 shares of common stock in conversion of 2,200 shares of Preferred Series B stock.

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 ("the Note"). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6-month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company's common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion.

On May 4, 2016 a noteholder elected to partially convert $8,800 of an outstanding convertible note payable into 2,000,000 shares of common stock. The principal balance due under the note payable after the conversion is $26,200.

On May 10, 2016 a noteholder elected to partially convert $7,241 of an outstanding $35,000 convertible note payable into 2,194,200 shares of common stock. The principal balance due under the note payable after the conversion is $52,759.

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

May 23, 2016

By	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)