Form 10-Q
period 2016-06-30
Medifirst Solutions, Inc.
filed 2016-08-15
CIK 1522704

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(check one)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2016, there were 90,543,348 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Medifirst Solutions, Inc.

Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current Assets:
Cash	$195,008	$156,958
Accrued interest receivable	2,523	-
Inventory	50,000	50,000
Total current assets	247,531	206,958

Property, Plant and Equipment, net	1,591	2,159

Other Assets
Intangible Asset -License Agreement, net	145,002	-
Total other assets	145,002	-

Total Assets	$394,124	$209,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$61,142	$123,648
Accrued expenses - officer's compensation	385,526	370,000
Due to related party	8,921	8,921
Loans payable - stockholders	23,128	24,449
Note Payable for license agreement	150,000	-
Convertible notes payable	262,677	180,393
Derivative Liabilities	350,644	157,617
Total current liabilities	1,242,038	865,028

Commitments & Contingencies (Note 10)	-	-

Stockholders' Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 26,100 and -0- shares issued and outstanding, respectively	3	-
Common stock, $0.0001 par value; 1,500,000,000 shares authorized, 57,822,683 and 35,101,750 shares issued and outstanding, respectively	5,783	3,510
Additional paid in capital	482,336	310,183
Accumulated deficit	(1,336,041)	(969,609)
Total Stockholders' Equity	(847,914)	(655,911)

Total Liabilities & Stockholders' Equity	$394,124	$209,117

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Consulting fee revenue	$-	$1,858	$-	$1,858
Product sales, net	-	-	-	-
	-	1,858	-	1,858
Cost of goods sold	-	5,150	-	5,150
Gross income	-	(3,292)	-	(3,292)

Expenses:
Officer's compensation	25,000	25,000	50,000	50,000
Advertising and promotion	18,298	137	19,921	1,421
Computer and internet	68	129	188	839
Consulting fees	14,045	1,375	34,843	2,125
Professional fees	36,335	3,319	60,895	8,020
Provision for bad debts	-	-	-	2,255
Rent	2,022	2,640	4,093	4,215
Travel	896	-	1,156	-
Lab testing	32,400	-	32,400	-
Dues and subscriptions	8,731	-	10,279	-
Other	13,265	3,173	21,088	13,457
	151,060	35,773	234,863	82,332

Net loss from Operations before other income, expenses	(151,060)	(39,065)	(234,863)	(85,624)

Other income and (expenses)
Interest expense	(86,254)	(486)	(278,069)	(822)
Interest income	1,356	-	2,523	-
Change in Fair Value -Derivatives	204,139	-	143,976	-

Net loss before provision for income tax	$(31,819)	$(39,551)	$(366,433)	$(86,446)

Provision for income taxes	-	-	-	-

Net Loss	$(31,819)	$(39,551)	$(366,433)	$(86,446)

Loss per common share - Basic and fully diluted	$(0.001)	$(0.002)	$(0.008)	($0.004)

Weighted average number of shares outstanding - Basic and fully diluted	44,698,004	25,159,772	43,256,072	24,286,722

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders' Equity

For the Period from January 1, 2015 to June 30, 2016

(Unaudited)

	Common Stock		Preferred Class A		Preferred Class B		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2015	22,481,750	2,248	50,000	5			258,755	(625,485)	(364,477)

Issuance of common shares upon partial conversion of note at $0.0001 per share	2,000,000	200	-	-			1,800	-	2,000
Cancellation of common shares	(500,000)	(50)	-	-			50	-	-
Issuance of common shares upon partial conversion of note at $0.0005 per share	800,000	80	-	-			320	-	400
Contribution to additional paid in capital	-	-	-	-			1,050	-	1,050
Issuance of common shares upon partial conversion of note at $0.0005 per share	300,000	30	-	-			120	-	150
Issuance of common shares upon partial conversion of note at $0.0005 per share	1,000,000	100	-	-			400	-	500
Issuance of common shares upon partial conversion of note at $0.0005 per share	1,000,000	100	-	-			400	-	500
Contribution to additional paid in capital	-	-	-	-			1,575	-	1,575
Issuance of common shares upon partial conversion of note at $0.0005 per share	3,800,000	380	-	-			1,520	-	1,900
Issuance of common shares to acquire subsidiary at $0.015 per share	20,000	2	-	-			18	-	20
Issuance of common shares for services $0.01 per share	3,500,000	350					34,650	-	35,000
Contribution to additional paid in capital	-	-	-	-			1,575	-	1,575
Issuance of common shares to investor $0.01 per share	200,000	20	-	-			-	-	20
Issuance of common shares for services $0.01 per share	500,000	50	-	-			4,950		5,000
Additional paid in capital on debt discount related to the intrinsic beneficial conversion feature	-	-	-	-			3,000	-	3,000
Net loss	-	-	-	-			-	(344,124)	(344,124)
Balance - December 31, 2015	35,101,750	$3,510	50,000	$5	$-	$-	$310,183	$(969,609)	$(655,911)

Issuance of common shares upon partial conversion of note at $0.00275 per share	1,095,036	110					2,901		3,011
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,285,560	129					3,406		3,535
Issuance of common shares upon partial conversion of note at $0.003355 per share	906,533	91					2,950		3,041
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,500,000	150					600		750
Issuance of Series B Preferred shares as part consideration for license agreement					25,000	3			3
Issuance of common shares upon conversion of 3,400 shares of Series B Preferred Stock	1,700,000	170		-	(3,400)	(1)	(170)		(1)
Additional paid in capital from derivative liability on debt conversion		-		-			10,152	-	10,152
Issuance of Series B Preferred shares as payment for inventory	-	-	-	-	10,000	1	-49,999		-50,000
Net loss								(334,613)	(334,613)
Balance - March 31, 2016	41,588,879	4,160	50,000	5	31,600	3	380,021	(1,304,222)	(920,034)
Issuance of common shares upon conversion of 3,400 shares of Series B Preferred Stock	1,700,000	$170			(3,400)	$0	$(170)		0
Issuance of common shares upon partial conversion of note at $.0033 per share	1,584,873	$158					$5,072		5,230
Issuance of common shares upon partial conversion of note at $.0033 per share	2,194,200	$219					$7,021		7,240
Issuance of common shares upon partial conversion of note at $.0044 per share	2,000,000	$200					$8,600		8,800
Issuance of common shares upon conversion of 3,900 shares of Series B Preferred Stock	1,950,000	$195			(3,900)	$(0)	$(195)		(0)
Issuance of common shares to extend due date of a note payable at par value per share	300,000	$30							30
Issuance of Series B Preferred shares as consideration for trademark purchase					4,000	$0	$19,999		19,999
Issuance of common shares upon partial conversion of note at $.0029 per share	2,500,000	$250					$7,038		7,288
Issuance of common shares upon partial conversion of note at $.0038 per share	783,062	$78					$2,980		3,058
Issuance of common shares upon conversion of 2,200 shares of Series B Preferred Stock	1,100,000	$110			(2,200)	$(0)	$(110)		(0)
Issuance of common shares upon partial conversion of note at $.0036 per share	768,026	$77					$2,723		2,800
Issuance of common shares upon partial conversion of note at $.0028 per share	853,643	$85					$2,315		2,400
Issuance of common shares for services $0.01 per share	500,000	$50					$4,950		5,000
Additional paid in capital from derivative liability on debt conversion							$42,092		42,092
Net loss								(31,819)	(31,819)
Balance - June 30, 2016	57,822,683	5,783	50,000	5	26,100	3	482,336	(1,336,041)	(847,914)

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(366,433)	$(86,446)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	5,568	831
Provision for doubtful accounts	-	2,255
Stock Based Compensation	5,030	50,000
Change in assets and liabilities
Accrued Interest Receivable	(2,523)	-
Accounts payable and accrued expenses	23,018	7,984
Security deposit	-	1,065
Due to related party	-	2,984
Loss on settlement of debt	-	3,550
Notes payable derivatives	161,961	-
Stockholder's loan	(1,321)	-
Prepaid expenses	-	1,026
Inventory	-	5,000
Net cash used by operating activities	(174,700)	(11,751)

Cash flows from investing activities:
Purchase of equipment	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Bank overdraft	-	(4,197)
Stockholders' loans	-	15,536
Proceeds from shareholder contribution	-	2,625
Proceeds from issuance of preferred stock	-	-
Proceeds from sale of Convertible notes payable	212,750	103,000
Net cash provided by financing activities	212,750	116,964

Net increase (decrease) in cash	38,050	105,213
Cash at beginning of period	156,958	-
Cash at end of period	$195,008	$105,213

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$299
Income taxes	$500	$-

Non-cash investing and financing activities:
Common stock issued for note interest and note conversions	$47,154	$-
Preferred stock issued for debt settlement and license agreement	$70,001	$-

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

Notes receivable (Investor)

In January 2016 the company entered into a securities purchase agreement with an investor (as more fully described in Note 5 below). As part of that agreement, the company issued convertible 8% notes payable to the investor in the amounts of $105,000, $50,000, $50,000 and $46,803. The two notes which were secured by fully collaterlized promissory notes receivable issued by the Investor to the Company in the total amount of $96,803 ($50,000 and $46,803 - also known as the "back-end notes") closed during the quarter ended June 30, 2016. These notes bear interest at the rate of 8% per annum. There are no notes receivable from investors at June 30, 2016.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of June 30, 2016 or December 31, 2015.

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

Intangible Asset- Licensing Agreement

On March 8th 2016, the company, through its sole wholly-owned subsidiary ("Licensee"), entered into a Product and Know-How License Agreement ("Agreement") with a Florida Corporation ("Licensor"). The license provides with respect to the Technology, Licensor hereby grants to Licensee an irrevocable, nontransferable, royalty-bearing license, with a right of sublicense (the “License”), throughout the Territory in the Field of Use, whether or not under the Licensed Patent, to:

-use or submit or deliver the Technology and/or any Product to any regulatory body throughout the Territory for purposes of obtaining approval to make, Sell, offer for Sale, import, export and distribute the Technology or Products; and

- use or copy the Technology and/or any Product; and

- market, make, have made, Sell, offer for Sale, import and distribute Products; and

- sublicense the Technology; and

- prepare, or have prepared on its behalf, modifications, enhancements and/or derivative works of the Technology.

In connection with the license granted, Licensor hereby grants to Licensee a license to the Licensed Patents, whether now existing or hereafter acquired.

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

The licensing agreement is for a ten year period effective from March 8th 2016. The cost of the licensing agreement is being amortized over a ten-year period and charged to income on a straight-line basis.

Debt Issues Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed. Beginning in 2015, the Company early-adopted ASU 2015-03: Simplifying the Presentation of Debt Issuance Costs and has reflected the deferred financing costs as a direct reduction of the related debt (See Note 7 to Consolidated Financial Statements).

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of June 30, 2016, and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2016, the Company had $195,008 in cash equivalents.

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

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Computer equipment	$8,314	$8,314
Less: accumulated depreciation	(6,723)	(6,155)

	$1,591	$2,159

Depreciation expense for the three- and six-month periods ended June 30, 2016 was $222 and $568, respectively, and for the three- and six-month periods ended June 30, 2015 was $416 and $831, respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at June 30, 2016 and December 31, 2015, respectively. The loan bears no interest and is payable on demand.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended June 30, 2016 and 2015 a stockholder of the Company advanced the Company $-0- and $20,670 respectively. The loan has a balance of $4,882 at June 30, 2016. The loan bears no interest and is payable on demand.

At June 30, 2016 and June 30, 2015, the Company was indebted to a stockholder in the amount of $1,200 and $3,850, respectively. The loan has an interest rate of 20%. Principal and accrued interest were due and payable on July 2, 2012.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company's common stock at $0.0001 per share. Subsequently, in 2014, in a private transaction, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500,000 shares of the Company's common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400,000 shares of the Company's common stock. At June 30, 2016 and June 30, 2015, the loan had balance was $100 and $100, respectively.

At June 30, 2016 and June 30, 2015, the Company was indebted to a stockholder in the amount of $1,500 and $1,500, respectively. The loan has an interest rate of 26.7%. Principal and accrued interest were due and payable on January 1, 2014.

In February 2016, the Company issued a promissory note to a stockholder in the amount of $7,000 with interest at the rate of 6% per annum. The note matures on February 4th 2017. At June 30, 2016 the full $7,000 note is outstanding.

Note 5. CONVERTIBLE NOTES PAYABLE

Note Payable-BS

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

Subsequent to these conversions there remains $125 in note principal outstanding at June 30, 2016.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share. At June 30, 2016 and December 31 2015, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 5,776,486 shares at June 30, 2016 and 3,506,665 shares at December 31, 2015.

Note Payable-RK

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

Note Payable-NW

In August 2013, in a private transaction, the new note holder transferred $4,475 of principal to a stockholder of the company.

In October 2013, the note holder converted $400 of note principal into 400,000 shares of the Company's common stock at $0.001 per share.

In October 2014, the note holder converted $1,100 of note principal into 1,100,000 of the Company's common stock. At June 30, 2016 and December 31, 2015, the remaining principal on this portion of the note is $3,715. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 5,776,486 shares at June 30, 2016 and 3,506,665 shares at December 31, 2015.

Note Payable-MC #1

In August 2013, the note holder/stockholder converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. The remaining principal balance on this portion of the note at June 30, 2016 and December 31, is $2,075. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 5,776,486 shares at June 30, 2016 and 3,506,665 shares at December 31, 2015..

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company's common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures.

Convertible Note Payable-VV to LG (8%)#1

In July 2015, the Company issued a convertible note payable in the principal amount of $59,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company's common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. During the six months ended June 30, 2016, the note holder converted $17,709 in note principal into common stock leaving a principal balance remaining on the note in the amount of $41,291 at June 30, 2016

Convertible Note Payable-VV (8%) #2

In August 2015, the Company issued a convertible note payable in the principal amount of $38,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company's common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date.

Convertible Note Payable-LGC(8%)

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

Debenture Payable - (5%) B (Original $100K)

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

Convertible Note Payable-SO-B (8%) (Original $60k)

On May 2, 2016, the Company issued to an Investor a replacement redeemable convertible note in the principal amount of $60,000 ("the Replacement Note"). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. This Replacement Note partially replaces a note originally issued on June 12, 2015 in the principal amount of $100,000 The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company's common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. Any unamortized original issue discount and deferred financing costs from the original note was expensed upon replacement. The derivative discount and liability on the original note was appropriately accounted for upon replacement and a new derivative discount and liability for the replacement note appropriately recorded.

During the months of May and June 2016, the holder of the aforementioned $60,000 Replacement Note converted $12,471 in principal to common stock leaving a principal balance payable of $47,529 on the note as of June 30, 2016.

Convertible Note Payable-CB (5%) (Original $35k)

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

During the months of May and June 2016, the holder of the above $35,000 Note converted $16,088 in principal to common stock leaving a principal balance payable of $18,913 on the note as of June 30, 2016.

Convertible NoteS Payable-LGC (8%)

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

Convertible NoteS Payable-LGC (8%) BEN

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

In accordance with the terms of the Purchase Agreement, the investor and the Company closed on the two outstanding notes ($50,000 and $46,803) in May and June 2016. The Company thereby received cash funding and offset the Note Receivables at June 30, 2016.

Convertible NoteS Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 ("the Note"). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company's common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at June 30, 2016 as follows:

	Remaining Principal	Original Issue	Derivative	Deferred Financing	Total Convertible Notes	Derivative
Debt	Amount	Discount	Discount	Costs	Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - MC #1	2,075				2,075
Note Payable - NW	3,715				3,715
Note Payable - MC #2	3,000				3,000
Debenture Payable (5%) - B (Original $100K)	40,000			(30)	39,970
Convertible Note Payable - LGC (8%)	105,000	(10,818)	(63,451)	(10,748)	19,984	68,693
Convertible Note Payable - LGC (8%) BEN	50,000		(39,072)		10,928	54,386
Convertible Note Payable - LGC (8%) BEN	46,803		(38,475)		8,328	50,718
Convertible Note Payable - LGC (8%)	50,000		(43,201)		6,799	53,840
Convertible Note Payable - CB (5%) (Original $35k)	18,913		(14,482)		4,431	21,225
Convertible Note Payable - LGC (8%)	31,000		(15,664)		15,336	31,186
Convertible Notes Payable- VV to LG (8%) #1	41,291		(27,356)		13,935	41,032
Convertible Notes Payable- VV (8%) #2	38,000			(680)	37,320
Convertible Notes Payable- SO-B (8%) (Original $60k)	47,529				47,529	29,564
Convertible Notes Payable- SO (8%)	57,750	(4,416)		(4,192)	49,142

	$535,261	$(15,234)	$(241,701)	$(15,649)	$262,677	$350,644

As of June 30, 2016, the convertible notes payable can be converted into approximately 137,199,203 shares of common stock.

Note 6. DERIVATIVES AND FAIR VALUE INSTRUMENTS

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016. Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date. The Company records the fair value of the Convertible Notes Payable and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2016. The primary assumptions include: projected annual volatility of 170%-245%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of June 30, 2016 the Company’s derivative financial instruments included:

1) Embedded derivatives associated with certain of the Company’s unsecured convertible notes payable. The Company’s 5 % convertible notes payable and 8% convertible notes payable issued to four unrelated investors is a hybrid instrument, which warrants separate accounting as a derivative instrument. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the Derivative Liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes Payable. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes. The embedded derivative feature includes the conversion feature within the notes and an early redemption option. The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

The 5% Convertible Note Payable and the 8% Convertible Notes Payable are valued at June 30, 2016. The following assumptions were used for the valuation of the embedded derivative:

- The stock price of $0.0089 to $0.0073 in this period (variable conversion price) would fluctuate with the Company projected volatility;

- An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

- Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

- Capital raising events (a single financing at 1 month from the valuation date) are a factor for the VV to LG Convertible Note. The full reset events projected to occur based on future stock issuance (single event) resulting in a reset exercise price.

- The monthly trading volume would average $88,182 and would increase at 5% per month;ownership limits conversion across LG’s 6 notes based on 4.99% with shares outstanding increasing monthly by 1%.

- The variable conversion price of 50% to 58% over 3 to 20 trading days would have effective rates of 35.83% to 52.39%;

- The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

- The projected annual volatility for each valuation period was based on the historical volatility of the company:

3/31/2016	230%
4/5/2016	232%
4/12/2016	245%
5/4/2016	223%
5/5/2016	236%
5/10/2016	224%
6/23/2016	221%
6/24/2016	223%
6/27/2016	196%
6/30/2016	170%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount and original-issue discount are presented in the financial statements at June 30, 2016 as follows:

							Quarter				Quarter
						Quarter	Ended		Quarter	Quarter	Ended
					Derivative	Ended	March 31,	Derivative	Ended	Ended	June 30,	Derivative
	Derivative		Principal	Original	Valuation	March 31,	2016	Valuation	June 30,	June 30,	2016	Valuation
	Treatment	Maturity	Note	Derivative	December 31,	2016	Mark-to-	March 31,	2016	2016	Mark-to-	June 30,
Convertible Note	Date	Date	Amount	Valuation	2015	Conversions	Market	2016	Conversions	Issuances	Market	2016

8% Convertible Note Payable-issued 10/8/2015	10/8/2015	10/8/2015	$31,000	$58,779	$56,366		$(4,203)	$52,163			$(20,977)	$31,186

5 % Convertible Note- Payable-issued 6/12/2015	12/9/2015	12/12/2015	100,000	37,827	35,176		(2,883)	32,293	(11,835)		9,106	29,564

8% Convertible Notes Payable-issued 6/25/2015	12/22/2015	1/7/2017	59,000	56,956	66,075	$(10,151)	3,285	59,209	(8,604)		(9,573)	41,032

8% Convertible Notes Payable-issued January 7, 2016	1/7/2016	1/7/2017	105,000	87,287	-		39,919	127,206			(58,513)	68,693

8% Convertible Notes Payable-issued January 7, 2016	1/7/2016	1/7/2017	50,000	68,124	-		21,773	89,897			(35,511)	54,386

8% Convertible Notes Payable-issued March 7, 2016	3/7/2016	3/7/2017	50,000	87,538	-		1,171	88,709			(34,869)	53,840

8% Convertible Notes Payable-issued March 7, 2016	3/7/2016	1/7/2017	46,803	82,115	-		1,101	83,216			(32,498)	50,718

8% Convertible Notes Payable-issued March 7, 2016	4/12/2016	1/7/2017	35,863		-		-	-	(21,595)	64,124	(21,304)	21,225
			$477,666	$478,626	$157,617	$(10,151)	$60,163	$532,693	$(42,034)	$64,124	$(204,139)	$350,644

Note 7. STOCKHOLDERS' EQUITY

The Company has authorized 1,500,000,000 shares of common stock with a par value of $0.0001 per share. There were 57,822,683 and 35,101,750 shares of common stock issued and outstanding at June 30, 2016 and December 31, 2015, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At June 30, 2016 and December 31, 2015, 50,000 shares of Series A preferred stock were issued and outstanding. The preferred stock has preferential voting rights of 100 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At June 30, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at June 30, 2016. The Series B preferred stock has no voting rights. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

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

During the quarter ended June 30, 2016, the Company issued 1,584,873 shares of common stock at $0.0033 per share as partial conversion of notes.

During the quarter ended June 30, 2016, the Company issued 2,194,200 shares of common stock at $0.0033 per share as partial conversion of notes.

During the quarter ended June 30, 2016, the Company issued 2,000,000 shares of common stock at $0.0044 per share as partial conversion of notes.

During the quarter ended June 30, 2016, the Company issued 2,500,000 shares of common stock at $0.0029 per share as partial conversion of notes.

During the quarter ended June 30, 2016, the Company issued 783,062 shares of common stock at $0.0038 per share as partial conversion of notes.

During the quarter ended June 30, 2016, the Company issued 768,026 shares of common stock at $0.0036 per share as partial conversion of notes.

During the quarter ended June 30, 2016, the Company issued 853,643 shares of common stock at $0.0028 per share as partial conversion of notes.

During the quarter ended June 30, 2016 the Company amended a Convertible Debenture originally issued June 12, 2015. The Company issued 300,000 shares to the debenture holder for the main purpose of extending the maturity date to one year from the date of the amendment.

During the quarter ended June 30, 2016, the Company issued 1,950,000 shares of common stock upon conversion of 3,900 shares of Series B preferred stock.

During the quarter ended June 30, 2016, the Company issued 1,100,000 shares of common stock upon conversion of 2,200 shares of Series B preferred stock.

During the quarter ended June 30, 2016, the Company issued 1,700,000 shares of common stock upon conversion of 3,400 shares of Series B preferred stock.

During the quarter ended June 30, 2016, the Company issued 4,000 shares of Series B Preferred stock in settlement of the $20,000 liability to a related party for the purchase of a trademark.

On April 15, 2016 the Company entered into a Business Consulting Agreement with a Michigan limited liability company ("Consultant"). The agreement provides for the Company retaining the Consultant for 125 days for general business and product development services. The Consultant shall be paid $750 per month in cash and 500,000 shares of common stock of the Company valued at $5,000 as of the effective date and another 500,000 common shares upon determination of the Company in its sole and absolut discretion.

During the quarter ended June 30, 2016 pursuant to the Business Consulting Agreement, the Company issued 500,000 shares of common stock at $0.01 per share for services provided to the Company.

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently rents its offices on a month to month basis from the Company's President and stockholder for $575 per month which amounted to $1,725 for the quarter-ended June 30, 2016. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the quarter-ended June 30, 2016 was $297.

Total rent expense for the quarter ended June 30, 2016 and 2015, totaled $2,022 and $2,640, respectively and for the six months ended June 30, 2016 and 2015 was $4,093 and $4,215 respectively..

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

As of June 30, 2016, the Company has a net operating loss carryforward of approximately $1,002,000 to reduce future federal taxable income which begins to expire in the year 2030. The Company is also subject to corporate taxes in the State of New Jersey which has similar net operating loss carryover provisions which start to expire in the year 2030.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's open tax years beginning in tax year 2013 are subject to federal and state tax examinations. The Company is current on its tax filings through 2015.

Note 10. RELATED PARTY TRANSACTIONS

In August 2015, the Company acquired 100% of the issued and outstanding common stock of Medical Lasers Manufacturer, Inc. ("MLM") from a stockholder and officer of the Company for 20,000 common shares which were valued at $0.015 per share. All intercompany transactions were eliminated during consolidation.

As more fully described in Note 4 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of June 30:

	2016	2015
Due to Related Party	$8,921	$8,921
Due to Officer/Stockholder	8,446	8,446
Due to other Stockholders	3,113	49,300
Total Related Party Obligations	$20,480	$66,667

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company's CEO is $100,000 per annum which has been accrued for the years ended December 13, 2015 and 2014. During the quarter ended June 30, 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. For the quarter ended June 30, 2016 the CEO was paid $15,500 via payroll and $9,500 was accrued. For the six months ended June 30, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015.

In August 2015, MLM acquired a trademark from the son of the Company’s President for $20,000 due 90 days from the date of acquisition. During the quarter ended June 30, 2016, the Company issued 3,400 shares of Preferred Series B stock as settlement on this liability. Due to the uncertainty of future cash flows from the trademark management has deemed it to be impaired and recorded an impairment expense of $20,000 at September 30, 2015.

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

The Company has incurred losses from inception of approximately $1,336,041, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 12. SUBSEQUENT EVENTS

Subsequent to June 30, 2016, noteholders elected to partially convert an aggregate of $69,698 of outstanding convertible notes in 25,721,665 shares of common stock.

On July 8, 2016, the Company, in response to its Premarket Notification 510(k) submission for “The Time Machine” Series Laser, received clearance from the U.S. Food and Drug Administration (“FDA”) to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device.

On July 18, 2016, the “Company issued a press release announcing that it has set a retail price for its Infrared Time Machine Laser at $9,995.

In July 2016, the Company adopted the Medifirst Solutions, Inc. 2016 Equity Incentive Plan (the "Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 20,000,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

The Plan shall be administered by the Board, provided, however, that the Board may delegate such administration to any committee of the Board it shall designate. Subject to the provisions of the Plan, the Board shall have authority to (a) grant, in its discretion, Incentive Stock Options in accordance with Section 422 of the Code, or Nonstatutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the Stock covered by any Grant; (c) determine which eligible persons shall receive Grants and the number of shares, restrictions, terms and conditions to be included in such Grants; (d) construe and interpret the Plan; (e) promulgate, amend and rescind rules and regulations relating to its administration, and correct defects, omissions and inconsistencies in the Plan or any Grant; (f) consistent with the Plan and with the consent of the Participant, as appropriate, amend any outstanding Grant or amend the exercise date or dates thereof; (g) determine the duration and purpose of leaves of absence which may be granted to Participants without constituting termination of their employment for the purpose of the Plan or any Grant; and (h) make all other determinations necessary or advisable for the Plan's administration. The interpretation and construction by the Board of any provisions of the Plan or selection of Participants shall be conclusive and final. No member of the Board shall be liable for any action or determination made in good faith with respect to the Plan or any Grant made thereunder.

On August 9th, 2016, the Company issued 3,000,000 shares of common stock as payment to an individual for services in connection with the appointment of the individual to the Company's Advisory Board.

On August 9th, 2016, the Company authorized the issuance of 3,000,000 shares of common stock as payment to an individual (Doctor) hired as the Company's Medical Director and Vice President.

On August 9th, 2016, the Company issued 4,000,000 shares of common stock under the 2016 Incentive Stock Plan as payment to an individual (attorney) in settlement of legal services rendered in the amount of approximately $16,500 (including monthly fees through September 30, 2016).

On August 11th, 2016, the Company authorized the issuance of 500,000 shares of common stock as payment to an individual (consultant) in settlement of general business development consulting services rendered pursuant to an agreement effective November 21, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report, unless the context indicates otherwise, the terms "Medifirst," "Company," "we," "us," and "our" refer to Medifirst Solutions, Inc., a Nevada corporation, and its subsidiary, Medical Lasers Manufacturer, Inc., a Nevada corporation.

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

FDA 510(k) Clearance

On July 8, 2016, Medifirst, in response to its Premarket Notification 510(k) submission for “The Time Machine” Series Laser, received clearance from the U.S. Food and Drug Administration (“FDA”) to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device.

Market Rollout Strategy

As part of the pre-sales and marketing rollout of the TTM Series, Medifirst has begun to implement internal controls and procedures as mandated by the FDA. These controls and procedures include checks and balances to be implemented prior to sale in the Company’s office, as well as at the Company’s manufacturer.

The Company is actively putting together a sales and distribution team to offer our lasers in the US market. Furthermore, we expect to engage various product marketing teams to introduce our brand and products to direct and indirect customers of the TTM Series. We expect our team to be made up of seasoned professionals with experience in the sales and marketing of medical devices to target and analyze the specific markets and sectors in which the Company will focus its revenue generating efforts. Additionally, as part of a plan to enhance corporate governance, the Company will be appointing members to its Advisory Board with the goal to establish a Board of Directors with well-established credentials in the medical device industry, as well as established and renowned industry professionals from the business and financial community.

Additionally, we are actively interviewing sales and marketing professionals to introduce the Time Machine technology to international markets. As part of our sales strategy, we will highlight to the medical community our belief that the Time Machine hand-held mobile laser unit offers a very unique, effective and affordable alternative to the extremely costly and bulky laser machines current being offered in the marketplace.

Recent Developments

On August 11, 2016, the Company announced the appointment of Richard J. Berman to its Advisory Board. Mr. Berman, an experienced officer and director to over a dozen public and private companies, including extensive experience with pharmaceutical, healthcare, biotechnology and life sciences companies, will serve as a key advisor in advancing the Company’s efforts to establish an industry presence for the TTM Series.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Revenues

During the three months ended June 30, 2016 and 2015, we generated $ -0- and $ 1,958, respectively. The company is still in developmental stage and does not generate significant revenue.

Expenses

For the three months ended June 30, 2016 and 2015, expenses were $151,060 and $35,773, respectively. The reason for the increase in expenses was primarily due to substantial increases in: advertising and promotions costs, consulting fees, professional fees, lab testing and dues and subscriptions. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal, Accounting and Professional Fees

For the three months ended June 30, 2016 and 2015 professional fees were $36,335 and $3,319, respectively. The substantial increases were due to additional accounting, consulting and professional fees incurred in the connection with accounting for derivatives, SEC compliance, legal services for an increased number of conversions and contracts, and general bookkeeping and financial statement preparation.

Other Income/(Expense)

For the three months ended June 30, 2016 and 2015, other income was $205,505 and $-0- respectively, and other expenses were ($86,254) and ($486), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization. Such derivatives and convertible debt were non-existent and substantially less in the prior year comparative quarter.

Net Income/(Loss)

For the three months ended June 30, 2016 and 2015 the company had a net loss of ($31,819) and ($39,551).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Revenues

During the six months ended June 30, 2016 and 2015, we generated $ -0- and $ 1,958, respectively. The company is still in developmental stage and does not generate significant revenue.

Expenses

For the six months ended June 30, 2016 and 2015, expenses were $234,863 and $82,332, respectively. Expenses increased significantly during the six months due primarily to substantial spending on advertising and promotions costs, consulting fees, professional fees, lab testing and dues and subscriptions. These increases are part of the Company’s plan as they procced to enter the marketplace with product.

Legal, Accounting and Professional Fees

For the six months ended June 30, 2016 and 2015 professional fees were $60,895 and $8,020, respectively. As noted above during the quarter ended June 30, 2016, the were substantial increases in accounting, consulting and professional fees incurred in the connection with accounting for derivatives, SEC compliance, legal services for an increased number of conversions and contracts, and general bookkeeping and financial statement preparation

Other Income/(Expense)

For the six months ended June 30, 2016 and 2015, other income was $146,499 and $-0- respectively, and other expenses were ($278,069) and ($822), respectively. These changes were all due to the changes in fair value of derivatives for the six months and interest expense on debt, amortization of original issue discount, amortization of deferred financing costs and derivative discount. Such derivatives and convertible debt were non-existent and substantially less in the prior year comparative six months.

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At June 30, 2016 and December 31, 2015, our principal sources of liquidity included cash of $195,008 and $156,958, respectively.

As of June 30, 2016, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 6-month period ended June 30, 2016, the Company issued 12,183,804 shares of Common Stock upon conversions of a principal amount equal to $37,508.58 of outstanding convertible promissory notes. Subsequent to June 30, 2016 the Company issued 11,236,635 shares of Common Stock upon conversions of a principal amount equal to $32,565.00 of outstanding convertible promissory notes.

During the 6-month period ended June 30, 2016, the Company issued an aggregate of 6,450,000 shares of Common Stock upon conversion of an aggregate of 12,900 shares of Series B Preferred.

On April 15, 2016 the Company entered into a Business Consulting Agreement with a Michigan limited liability company ("Consultant"). Pursuant to the agreement, the Company retained the Consultant for 125 days for general business and product development services. The Company agreed to pay the Consultant $750 per month, in cash, and to issue 500,000 shares of common stock of the Company valued at $5,000. At the sole and absolute discretion of the Company, another 500,000 shares of common stock are issuable to the Consultant as an incentive bonus payment.

On May 15, 2016, the Company issued 4,000 shares of its Series B Preferred Stock in satisfaction of the obligation to issue such shares to the seller of a trademark the Company purchased in August 2015.

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

On May 12, 2016 the Company amended a convertible debenture dated June 12, 2015 with an unassigned principal amount of $45,000. In consideration of the mutual promises contained in such amendment, the Company issued the note holder 300,000 shares of common stock.

Subsequent to the period ended June 30, 2016, the Company issued an aggregate of 25,721,665 shares of common stock upon partially conversion of an aggregate of $69,698 of outstanding convertible notes. In addition, the Company issued 10,500,000 shares of common stock to medical, advisory and legal services providers in consideration for their services to and engagement with the Company.

Each of the foregoing transactions was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. In the alternative, the common stock issued upon the exercise of conversion rights is an exempt security pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended.

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

August 15, 2016	By	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)

