Form 10-Q
period 2016-09-30
Medifirst Solutions, Inc.
filed 2016-11-15
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 13, 2016, there were 138,018,335 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

1

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

Medifirst Solutions, Inc.

Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets:
Cash	$134,079	$156,958
Accrued interest receivable	2,523	-
Inventory	50,000	50,000
Total current assets	186,602	206,958

Property, Plant and Equipment, net	1,389	2,159

Other Assets
Security Deposit	650	-
Intangible Asset -License Agreement, net	141,252	-
Total other assets	141,902	-

Total Assets	$329,893	$209,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$76,145	$123,648
Accrued expenses - officer's compensation	395,526	370,000
Due to related party	8,921	8,921
Loans payable - stockholders	12,536	24,449
Note Payable for license agreement	150,000	-
Convertible notes payable	293,930	180,393
Derivative Liabilities	363,977	157,617
Total current liabilities	1,301,035	865,028

Commitments & Contingencies (Note 8)	-	-

Stockholders' Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 26,100 and -0- shares issued and outstanding, respectively	3	-
Common stock, $0.0001 par value; 1,500,000,000 shares authorized, 110,366,413 and 35,101,750 shares issued and outstanding, respectively	11,037	3,510
Additional paid in capital	797,362	310,183
Accumulated deficit	(1,779,549)	(969,609)
Total Stockholders' Equity	(971,142)	(655,911)

Total Liabilities & Stockholders' Equity	$329,893	$209,117

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Consulting fee revenue	$-	$-	$-	$1,858
Product sales, net	-	-	-	-
	-	-	-	1,858
Cost of goods sold	-	-	-	5,150
Gross income	-	-	-	(3,292)

Expenses:
Officer's compensation	25,000	25,000	75,000	75,000
Impairment of Trademark	-	20,000	-	20,000
Advertising and promotion	12,193	3,092	32,114	4,513
Computer and internet	275	957	463	1,796
Consulting fees	89,667	16,000	124,510	18,125
Professional fees	49,486	35,389	110,381	43,534
Provision for bad debts	-	-	-	2,255
Rent	1,946	1,872	6,039	6,087
Travel	588	-	1,744	-
Lab testing	-	-	32,400	-
Dues and subscriptions	296	-	10,575	-
Other	12,672	1,657	33,760	15,539
	192,123	103,967	426,986	186,849

Net loss from Operations before other income, expenses	(192,123)	(103,967)	(426,986)	(190,141)

Other Income (expenses)
Interest expense	(138,665)	(4,196)	(416,734)	(5,018)
Interest income	-	-	2,523	-
Change in Fair Value -Derivatives	(112,720)	-	31,256	-

Net loss before provision for income tax	$(443,508)	$(108,163)	$(809,941)	$(195,159)

Provision for income taxes	-	-	-	-

Net Loss	$(443,508)	$(108,163)	$(809,941)	$(195,159)

Loss per common share - Basic and fully diluted	$(0.007)	$(0.004)	$(0.014)	$(0.008)

Weighted average number of shares outstanding - Basic and fully diluted	59,434,929	30,587,838	57,864,173	25,158,124

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders' Equity

For the Period from January 1, 2015 to September 30, 2016

(Unaudited)

	Common Stock		Preferred Class A		Preferred Class B		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2015	22,481,750	2,248	50,000	5	-	-	258,755	(625,485)	(364,477)

Issuance of common shares upon partial conversion of note at $0.0001 per share	2,000,000	200	-	-	-	-	1,800	-	2,000
Cancellation of common shares	(500,000)	(50)	-	-	-	-	50	-	-
Issuance of common shares upon partial conversion of note at $0.0005 per share	800,000	80	-	-	-	-	320	-	400
Contribution to additional paid in capital	-	-	-	-	-	-	1,050	-	1,050
Issuance of common shares upon partial conversion of note at $0.0005 per share	300,000	30	-	-	-	-	120	-	150
Issuance of common shares upon partial conversion of note at $0.0005 per share	1,000,000	100	-	-	-	-	400	-	500
Issuance of common shares upon partial conversion of note at $0.0005 per share	1,000,000	100	-	-	-	-	400	-	500
Contribution to additional paid in capital	-	-	-	-	-	-	1,575	-	1,575
Issuance of common shares upon partial conversion of note at $0.0005 per share	3,800,000	380	-	-	-	-	1,520	-	1,900
Issuance of common shares to acquire subsidiary at $0.015 per share	20,000	2	-	-	-	-	18	-	20
Issuance of common shares for services $0.01 per share	3,500,000	350			-	-	34,650	-	35,000
Contribution to additional paid in capital	-	-	-	-	-	-	1,575	-	1,575
Issuance of common shares to investor $0.01 per share	200,000	20	-	-	-	-	-	-	20
Issuance of common shares for services $0.01 per share	500,000	50	-	-	-	-	4,950		5,000
Additional paid in capital on debt discount related to the intrinsic beneficial conversion feature	-	-	-	-	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	-	-	(344,124)	(344,124)
Balance - December 31, 2015	35,101,750	$3,510	50,000	$5	$-	$-	$310,183	$(969,609)	$(655,911)

Issuance of common shares upon partial conversion of note at $0.00275 per share	1,095,036	110	-	-	-	-	2,901	-	3,011
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,285,560	129	-	-	-	-	3,406	-	3,535
Issuance of common shares upon partial conversion of note at $0.003355 per share	906,533	91	-	-	-	-	2,950	-	3,041
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,500,000	150	-	-	-	-	600	-	750
Issuance of Series B Preferred shares as part consideration for license agreement	-	-	-	-	25,000	3		-	3
Issuance of common shares upon conversion of 3,400 shares of Series B Preferred Stock	1,700,000	170	-	-	(3,400)	(1)	(170)	-	(1)
Additional paid in capital from derivative liability on debt conversion	-	-	-	-	-	-	10,152	-	10,152
Issuance of Series B Preferred shares as payment for inventory	-	-	-	-	10,000	1	49,999	-	50,000
Net loss	-	-	-	-	-	-	-	(334,613)	(334,613)
Balance - March 31, 2016	41,588,879	4,160	50,000	5	31,600	3	380,021	(1,304,222)	(920,034)
Issuance of common shares upon conversion of 3,400 shares of Series B Preferred Stock	1,700,000	$170	-	-	(3,400)	$0	$(170)	-	0
Issuance of common shares upon partial conversion of note at $.0033 per share	1,584,873	$158	-	-	-	-	$5,072	-	5,230
Issuance of common shares upon partial conversion of note at $.0033 per share	2,194,200	$219	-	-	-	-	$7,021	-	7,240
Issuance of common shares upon partial conversion of note at $.0044 per share	2,000,000	$200	-	-	-	-	$8,600	-	8,800
Issuance of common shares upon conversion of 3,900 shares of Series B Preferred Stock	1,950,000	$195	-	-	(3,900)	$(0)	$(195)	-	(0)

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders' Equity

For the Period from January 1, 2015 to September 30, 2016

(Unaudited)

	Common Stock		Preferred Class A		Preferred Class B		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Issuance of common shares to extend due date of a note payable at par value per share	300,000	$30	-	-	-	-	-	-	30
Issuance of Series B Preferred shares as consideration for trademark purchase			-	-	4,000	$0	$19,999	-	19,999
Issuance of common shares upon partial conversion of note at $.0029 per share	2,500,000	$250	-	-	-	-	$7,038	-	7,288
Issuance of common shares upon partial conversion of note at $.0038 per share	783,062	$78	-	-	-	-	$2,980	-	3,058
Issuance of common shares upon conversion of 2,200 shares of Series B Preferred Stock	1,100,000	$110	-	-	(2,200)	$(0)	$(110)	-	(0)
Issuance of common shares upon partial conversion of note at $.0036 per share	768,026	$77	-	-	-	-	$2,723	-	2,800
Issuance of common shares upon partial conversion of note at $.0028 per share	853,643	$85	-	-	-	-	$2,315	-	2,400
Issuance of common shares for services $0.01 per share	500,000	$50	-	-	-	-	$4,950	-	5,000
Additional paid in capital from derivative liability on debt conversion	-	-	-	-	-	-	$42,092	-	42,092
Net loss	-	-	-	-	-	-	-	(31,819)	(31,819)
Balance - June 30, 2016	57,822,683	5,783	50,000	5	26,100	3	482,336	(1,336,041)	(847,915)

Issuance of common shares upon partial conversion of note at $.002915 per share	1,356,747	136	-	-	-	-	3,664	-	3,800
Issuance of common shares upon partial conversion of note at $..002915 per share	2,500,000	250	-	-	-	-	7,038	-	7,288
Issuance of common shares upon partial conversion of note at $.0029 per share	2,213,714	221	-	-	-	-	6,199	-	6,420
Issuance of common shares upon partial conversion of note at $..002915 per share	3,193,941	319	-	-	-	-	8,621	-	8,940
Issuance of common shares upon partial conversion of note at $..002915 per share	3,180,000	318	-	-	-	-	8,952	-	9,270
Issuance of common shares upon partial conversion of note at $.0029 per share	2,995,816	300	-	-	-	-	8,388	-	8,688
Issuance of common shares upon partial conversion of note at $.002915 per share	3,352,874	335	-	-	-	-	9,040	-	9,375
Issuance of common shares upon partial conversion of note at $..002915 per share	1,194,500	119	-	-	-	-	3,360	-	3,480
Issuance of common shares upon partial conversion of note at $..00352 per share	3,333,073	333	-	-	-	-	10,902	-	11,235
Issuance of common shares upon partial conversion of note at $.0039 per share	2,693,624	269	-	-	-	-	10,181	-	10,450
Issuance of common shares upon partial conversion of note at $.003465 per share	2,886,003	289	-	-	-	-	9,711	-	10,000
Issuance of common shares upon partial conversion of note at $.0029 per share	2,226,772	223	-	-	-	-	5,777	-	6,000
Issuance of common shares upon conversion of note payable at $.0005 per share	2,400,000	240	-	-	-	-	960	-	1,200
Issuance of common shares for services $.0092 per share	4,000,000	400	-	-	-	-	36,400	-	36,800
Issuance of common shares for services $.0092 per share	3,000,000	300	-	-	-	-	27,300	-	27,600
Issuance of common shares for services $.0083 per share	2,000,000	200	-	-	-	-	16,400	-	16,600
Issuance of common shares for services $.00083 per share	2,000,000	200	-	-	-	-	16,400	-	16,600

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders' Equity

For the Period from January 1, 2015 to September 30, 2016

(Unaudited)

	Common Stock		Preferred Class A		Preferred Class B		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Issuance of common shares for services $.0078 per share	500,000	50	-	-	-	-	3,850	-	3,900
Issuance of common shares for services $.0065 per share	2,000,000	200	-	-	-	-	12,800	-	13,000
Issuance of common shares upon conversion of note payable at $.001 per share	3,000,000	300	-	-	-	-	2,700	-	3,000
Issuance of common shares upon conversion of note payable at $.0028 per share	2,516,666	251	-	-	-	-	6,997	-	7,248
Additional paid in capital from derivative liability on debt conversion	-	-	-	-	-	-	99,387	-	99,387
Net loss	-	-	-	-	-	-	-	(443,508)	(443,508)
Balance - September 30, 2016	110,366,413	11,037	50,000	5	26,100	3	797,362	(1,779,549)	(971,142)

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(809,941)	$(195,159)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	9,520	1,247
Impairment loss of trademark	-	20,000
Provision for doubtful accounts	-	2,255
Stock Based Compensation	119,530	35,000
Change in assets and liabilities
Accrued Interest Receivable	(2,523)	-
Accounts payable and accrued expenses	48,021	118,659
Security deposit	(650)	1,065
Deferred financing costs	-	(5,708)
Notes payable derivatives	412,327	-
Stockholder's loan	(11,913)	-
Prepaid expenses	-	1,125
Inventory	-	(45,000)
Net cash used by operating activities	(235,629)	(66,516)

Cash flows from investing activities:
None	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Repayment of bank overdraft	-	(4,197)
Proceeds from stockholders' loans	-	37,102
Proceeds from stockholder contribution	-	4,200
Proceeds from related party advances	-	2,984
Repayment of stockholders' loan	-	(30,221)
Proceeds from sale of Convertible notes payable	212,750	200,000
Net cash provided by financing activities	212,750	209,868

Net increase (decrease) in cash	(22,879)	143,352
Cash at beginning of period	156,958	-
Cash at end of period	$134,079	$143,352

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$551
Income taxes	$1,014	$550

Non-cash investing and financing activities:
Shares issued upon acquisiation of Subsidiary	$-	$20
Cancellation of shares	$-	$50
Shares issued upon settlement of debt	$-	$5,450
Common stock issued for note interest and note conversions	$99,387	$-
Preferred stock issued for debt settlement and license agreement	$70,001	$-

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

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

In July 2016, Medifirst, in response to its Premarket Notification 510(k) submission for “The Time Machine” Series Laser, received clearance from the U.S. Food and Drug Administration (“FDA”) to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device.The Company is actively putting together a sales and distribution team to offer our lasers in the US market.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of September 30, 2016 or December 31, 2015.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value.

Equipment

Equipment, consisting of computer equipment, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, of five years.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

In August 2015, the Company's wholly-owned subsidiary MLM, acquired a trademark for $20,000. Due to the uncertainty of future cash flows from the trademark, management has deemed it to be impaired and recorded an impairment expense of $20,000 in the quarter ended September 2015.

Intangible Asset- Licensing Agreement

On March 8th 2016, the company, through it's sole wholly-owned subsidiary ("Licensee"), entered into a Product and Know-How License Agreement ("Agreement") with a Florida Corporation ("Licensor"). The license provides with respect to the Technology, Licensor hereby grants to Licensee an irrevocable, nontransferable, royalty-bearing license, with a right of sublicense (the “License”), throughout the Territory in the Field of Use, whether or not under the Licensed Patent, to:

- use or submit or deliver the Technology and/or any Product to any regulatory body throughout the Territory for purposes of obtaining approval to make, Sell, offer for Sale, import, export and distribute the Technology or Products; and

- use or copy the Technology and/or any Product; and

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

The licensing agreement is for a ten year period effective from March 8th 2016. The cost of the licensing agreement is being amortized over it's ten-year period and charged to income on a straight-line basis.

Debt Issues Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts are immediately expensed. Beginning in 2015, the Company early-adopted ASU 2015-03: Simplifying the Presentation of Debt Issuance Costs and has reflected the deferred financing costs as a direct reduction of the related debt (See table included in Note 5 to Consolidated Financial Statements).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of September 30, 2016, and does not expect this to change significantly over the next 12 months.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016, the Company had $134,079 in cash equivalents and $156,958 in cash equivalents a December 31, 2015.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Computer equipment	$8,314	$8,314
Less: accumulated depreciation	(6,925)	(6,155)

	$1,389	$2,159

Depreciation expense for the three - and nine-month periods ended September 30, 2016 was $201 and $770, respectively, and for the three - and nine-month periods ended September 30, 2015 was $416 and $1,247, respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at September 30, 2016 and December 31, 2015, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended September 30, 2016 and 2015 a stockholder of the Company advanced the Company $-0- and $20,670 respectively. The loan has a balance of $10,936 at September 30, 2016 and a balance of $20,899 as of December 31, 2015. The loan bears no interest and is payable on demand.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company's common stock at $0.0001 per share. Subsequently, in 2014, in a private transactions, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500,000 shares of the Company's common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400,000 shares of the Company's common stock. At September 30, 2016 and December 31, 2015, the loan had balance was $100 and $100, respectively.

At September 30, 2016 and December 31, 2015, the Company was indebted to a stockholder in the amount of $1,500 and $1,500, respectively. The loan has an interest rate of 26.7%. Principal and accrued interest were due and payable on January 1, 2014.

In February 2016, the Company issued a promissory note to a stockholder in the amount of $7,000 with interest at the rate of 6% per annum. On September 6, 2016 the note holder converted the entire principal balance and accrued interest into common stock and therefore at September 30, 2016 there is no principal balance remaining on the note.

Note 5. CONVERTIBLE NOTES PAYABLE

Note Payable-BS

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012. Interest on the notes accrue at the rate of 6% per annum and are payable when the notes mature. The notes matured prior to conversion but have not been repaid. Interest continues to accrue at the rate of 6% per annum.

The holder of one of the notes converted $110 of note principal into 1,100,000 shares of common stock as follows:

	Principal
Date of Conversion	Amount Converted	Conversion Rate	Shares Received
June 2013	$70	$0.0001	700,000
August 2013	$40	$0.0001	400,000

In August 2013, in a private transaction, the same note holder transferred $330 of the remaining note principal plus $55 in accrued interest to a third party.

In August 2013, in a private transaction, the new note holder transferred $5 of the remaining note principal to a third party who then converted the note into 50,000 shares of common stock.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

In September 2013, the new note holder converted $100 of note principal into 1,000,000 shares of common stock.

In September 2013, in a private transaction, the new note holder transferred $35 of the remaining note principal to a third party who then converted the note into 350,000 shares of common stock.

In November and December 2013, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

	Principal
Date of Conversion	Amount Converted	Conversion Rate	Shares Received
November 2013	$40	$0.0001	400,000
December 2013	$50	$0.0001	500,000

In March and April 2014, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

	Principal
Date of Conversion	Amount Converted	Conversion Rate	Shares Received
March 2014	$50	$0.0001	500,000
April 2014	$40	$0.0001	400,000

Subsequent to these conversions there remains $125 in note principal outstanding at September 30, 2016.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share. At September 30, 2016 and December 31 2015, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 11,025,605 shares at September 30, 2016 and 3,506,665 shares at December 31, 2015.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

The holder of the note converted $1,010 of note principal into 1,010,000 shares of common stock as follows:

	Principal
Date of Conversion	Amount Converted	Conversion Rate	Shares Received
December 2012	$150	$0.001	$150,000
January 2013	$660	$0.001	$660,000
March 2013	$200	$0.001	$200,000

In July 2013, the Company retired $14,000 of note principal in payment for consulting services provided to the note holder.

In July 2013, the note holder converted $300 of note principal into 300,000 shares of the Company's common stock.

In July 2013, in a private transaction, the note holder transferred the remaining note principal balance of $9,690 to a third party (See Note Payable-NW below).

Note Payable-NW

After receiving the transfer of the principal balance of $9,690 in July 2013 in the private transaction noted in Note Payable-RK above, in August 2013, in a private transaction, the new note holder of the aforementioned note transferred $4,475 of principal to a stockholder of the company.

In October 2013, the note holder converted $400 of note principal into 400,000 shares of the Company's common stock at $0.001 per share.

In October 2014, the note holder converted $1,100 of note principal into 1,100,000 of the Company's common stock.The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 11,025,605 shares at September 30, 2016 and 3,506,665 shares at December 31, 2015.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company's common stock. At September 30, 2016 and December 31, 2015, the remaining principal balance on this portion of the note is $715 and $3,715 respectively.

Note Payable-MC #1

In August 2013, the note holder/stockholder who received the $4,475 in principal from the aforementioned noteholder, converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. The remaining principal balance on this portion of the note at September 30, 2016 and December 31, 2015 is $2,075. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 11,025,605 shares at September 30, 2016 and 3,506,665 shares at December 31, 2015.

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company's common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. The entire pricipal balnce in the amount of $3,000 remains due on the note at September 30, 2016 and December 31, 2015

Convertible Note Payable-VV to LG (8%) #1

In July 2015, the Company issued a convertible note payable in the principal amount of $59,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company's common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. Through a series of conversions during the nine months ended September 30, 2016, the note holder converted all the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at September 30, 2016.

Convertible Note Payable-VV (8%) #2

In August 2015, the Company issued a convertible note payable in the principal amount of $38,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company's common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. The entire principal balance in the amount of $38,000 remains due on the note as of September 30, 2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

Convertible Note Payable-LGC (8%)

On October 8, 2015, the Company issued a convertible note payable in the principal amount of $31,000 with an Original Issue Discount of $1,500. The note matures on October 8, 2016 and bears interest at 8%. The note holder has the right at any time to convert any part or all of the outstanding unpaid principal balance into shares of the Company's common stock at the discounted rate of 58% of the lowest market trading price during the 20 days prior to and including the conversion date. On September 21, 2016 the note holder converted $6,000 of the principal note into common stock thereby leaving a remaining principal balance of $25,000 due on the note at September 30, 2016. The matured note was not paid off by the Company on October 8, 2016 and the noteholder intends to convert the note balance into common stock.

Debenture Payable - (5%) B (Original $100K)

In June 2015, the Company issued a convertible note payable in the principal amount of $100,000. The note matures in December 2015 and bears interest at 5%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company's common stock at the discounted rate of 50% of the average of the three lowest market trading prices during the 3 days immediately preceding the conversion date. The remaining principal balance on the note at June 30, 2016 was $40,000 after a private sale of $60,000 in principal and deemed accrued interest on May 2, 2016 to another investor and the issuance of a replacement note by the Company - see below- Convertible Note Payable-SO-B (8%) (Original $60k).

On September 27, 2016 the remaining $40,000 in principal balance and accrued interest on the note was sold in a private transaction to another investor and the Company issued a replacement note in the amount of $50,000. Both of the above noted transactions which took place on May 2, 2016 and September 27, 2016 respectively, resulted in a loss on the extinguishment of the original debt in the amount of $4,733 from deeming accrued interest in excess of actual accruals. This loss is reported in the statement of operations for the quarter and nine months ended September 30, 2016.

As a result of the aforementioned transactions and conversions, there is no principal balance remaining on the original $100,000 note as of September 30, 2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

During the months of May, June, July and September 2016, the holder of the aforementioned $60,000 Replacement Note converted $37,579 in principal to common stock leaving a principal balance payable of $22,421 on the note as of September 30, 2016.

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

During the months of May, June and July 2016, the holder of the above $35,000 Note converted all of the principal to common stock thereby leaving no principal balance payable on the note as of September 30, 2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

Convertible Notes Payable-LGC (8%)

On January 7 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). Under the Purchase Agreement, on March 15, 2016 and June 15, 2016, the Company and the Investor conducted additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46, 803, respectively (see Convertible Notes Payable-LGC (8%) BEN below). At September 30, 2016 the entire principal balance of $105,000 remains outstanding on the convertible note issued on January 7, 2016.

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

In accordance with the terms of the Purchase Agreement, the investor and the Company closed on the two outstanding notes ($50,000 and $46,803) in May and June 2016. The Company received the cash funding. As of September 30, 2016 the entire remaining principal balances of $50,000 and $46,803 respectively are outstanding.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 ("the Note"). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company's common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. The entire principal balance in the amount of $57,750 was outstanding on the note at September 30, 2016.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at September 30, 2016 as follows:

	Remaining	Original		Deferred	Total Convertible
	Principal	Issue	Derivative	Financing	Notes	Derivative
Debt	Amount	Discount	Discount	Costs	Payable	Liability

Note Payable - BS	$125	-	-	-	$125	-
Note Payable - SF	60	-	-	-	60	-
Note Payable - MC #1	2,075	-	-	-	2,075	-
Note Payable - NW	715	-	-	-	715	-
Note Payable - MC #2	3,000	-	-	-	3,000	-
Debenture Payable (5%) - B (Original $100K)	40,000	-	-	(30)	39,970	-
Convertible Note Payable - LGC (8%)	105,000	-	(40,028)	(5,414)	59,558	82,223
Convertible Note Payable - LGC (8%) BEN	50,000	-	(27,273)	-	22,727	70,322
Convertible Note Payable - LGC (8%) BEN	46,803	-	(27,689)	-	19,114	65,114
Convertible Note Payable - LGC (8%)	50,000	-	(35,841)	-	14,159	69,145
Convertible Note Payable - CB (5%) (Original $35k)	-	-	-	-	-	1,210
Convertible Note Payable - LGC (8%)	25,000	(5,399)	-	-	19,601	19,807
Convertible Notes Payable - VV to LG (8%) #1	-	-	1,358	-	1,358	-
Convertible Notes Payable - VV (8%) #2	38,000	-	-	(680)	37,320	-
Convertible Notes Payable - SO-B (8%) (Original $60k)	22,421	-	-	-	22,421	56,156
Convertible Notes Payable - SO (8%)	57,750	(3,092)	-	(2,932)	51,726	-
	$440,949	$(8,491)	$(129,473)	$(9,055)	$293,930	$363,977

As of September 30, 2016, the convertible notes payable can be converted into approximately 97,120,990 shares of common stock.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and September 30, 2016. The primary assumptions include: projected annual volatility of 98%-220%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of September 30, 2016 the Company’s derivative financial instruments included:

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

The 5% Convertible Note Payable and the 8% Convertible Notes Payable are valued at September 30, 2016. The following assumptions were used for the valuation of the embedded derivative:

- The stock price of $0.0071 up to $0.0152 and back down to $.0073 in this period (variable conversion price) would fluctuate with the Company projected volatility;

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

- The monthly trading volume would average $126,178 and would increase at 5% per month;ownership limits conversion across LG’s 6 notes based on 4.99% with shares outstanding increasing monthly by 1%.

- The variable conversion price of 50% to 58% over 3 to 20 trading days would have effective rates of 43.09% to 51.81%;

- The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

- The projected annual volatility for each valuation period was based on the historical volatility of the company:

6/30/2016	172%	7/25/2016	212%
7/12/2016	213%	7/28/2016	212%
7/15/2016	217%	8/19/2016	184%
7/18/2016	203%	9/13/2016	172%
7/16/2016	220%	9/21/2016	98%
7/20/2016	215%	9/30/2016	128%

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount and original-issue discount are presented in the financial statements at September 30, 2016 as follows:

							Quarter				Quarter				Quarter
						Quarter	Ended		Quarter	Quarter	Ended		Quarter	Quarter	Ended
					Derivative	Ended	March 31,	Derivative	Ended	Ended	June 30,	Derivative	Ended	Ended	Sept. 30,	Derivative
	Derivative Treatment	Maturity	Principal Note	Original Derivative	Valuation December 31,	March 31, 2016	2016 Mark-to-	Valuation March 31,	June 30, 2016	June 30, 2016	2016 Mark-to-	Valuation June 30,	Sept. 30, 2016	Sept. 30, 2016	2016 Mark-to-	Valuation Sept. 30,
Convertible Note	Date	Date	Amount	Valuation	2015	Conversions	Market	2016	Conversions	Issuances	Market	2016	Conversions	Issuances	Market	2016

8% Convertible Note Payable - issued 10/8/2015	10/8/2015	10/8/2015	$31,000	$58,779	$56,366	-	$(4,203)	$52,163	-	-	$(20,977)	$31,186	$(7,521)	-	$(3,858)	$19,807

5 % Convertible Note- Payable - issued 6/12/2015	12/9/2015	12/12/2015	100,000	37,827	35,176	-	(2,883)	32,293	(11,835)	-	9,106	29,564	(24,318)	-	50,910	56,156

8% Convertible Notes Payable - issued 6/25/2015	12/22/2015	1/7/2017	59,000	56,956	66,075	$(10,151)	3,285	59,209	(8,604)	-	(9,573)	41,032	(46,218)	-	5,186	-

8% Convertible Notes Payable - issued January 7, 2016	1/7/2016	1/7/2017	105,000	87,287	-	-	39,919	127,206	-	-	(58,513)	68,693	-	-	15,936	84,629

8% Convertible Notes Payable - issued January 7, 2016	1/7/2016	1/7/2017	50,000	68,124	-	-	21,773	89,897	-	-	(35,511)	54,386	-	-	13,530	67,916

8% Convertible Notes Payable - issued March 7, 2016	3/7/2016	3/7/2017	50,000	87,538	-	-	1,171	88,709	-	-	(34,869)	53,840	-	-	15,305	69,145

8% Convertible Notes Payable - issued March 7, 2016	3/7/2016	1/7/2017	46,803	82,115	-	-	1,101	83,216	-	-	(32,498)	50,718	-	-	14,396	65,114

8% Convertible Notes Payable - issued March 7, 2016	4/12/2016	1/7/2017	35,863	-	-	-	-	-	(21,595)	64,124	(21,304)	21,225	(21,330)	-	1,315	1,210
			$477,666	$478,626	$157,617	$(10,151)	$60,163	$532,693	$(42,034)	$64,124	$(204,139)	$350,644	$(99,387)	$-	$112,720	$363,977

The Company's total mark-to-market fair value adjustment ((income)/expense) for the nine months ended September 30, 2016 amounted to ($31,256) as follows:

Mark-to market fair value adjustment for the quarter ended March 31, 2016	$60,163
Mark-to market fair value adjustment for the quarter ended June 30, 2016	(204,139)
Mark-to market fair value adjustment for the quarter ended September 30, 2016	112,720
Total mark-to market fair value adjustment for the nine months ended September 30, 2016	$(31,256)

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

Note 7. STOCKHOLDERS' EQUITY

The Company has authorized 1,500,000,000 shares of common stock with a par value of $0.0001 per share. There were 110,366,413 and 35,101,750 shares of common stock issued and outstanding at September 30, 2016 and December 31, 2015, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At September 30, 2016 and December 31, 2015, 50,000 shares of Series A preferred stock were issued and outstanding. The preferred stock has preferential voting rights of 100 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At September 30, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at September 30, 2016. The Series B preferred stock has no voting rights. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

During the quarter ended September 30, 2016, the Company issued 1,356,747 shares of common stock at $0.002915 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 2,500,000 shares of common stock at $0.002915 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 2,213,714 shares of common stock at $0.0029 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 3,193,941 shares of common stock at $0.002915 per share as partial conversion of notes.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

During the quarter ended September 30, 2016, the Company issued 3,180,000 shares of common stock at $0.002915 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 3,352,874 shares of common stock at $0.002915 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 1,194,500 shares of common stock at $0.002915 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 3,333,073 shares of common stock at $0.00352 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 2,693,624 shares of common stock at $0.0039 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 2,886,003 shares of common stock at $0.003465 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 2,995,816 shares of common stock at $0.0029 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 2,226,772 shares of common stock at $0.0029 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 2,400,000 shares of common stock at $0.0005 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 3,000,000 shares of common stock at $0.001 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 2,516,666 shares of common stock at $0.0028 per share as partial conversion of notes.

During the quarter ended September 30, 2016, the Company issued 4,000,000 shares of common stock at $0.0092 per share for services provided to the Company.

During the quarter ended September 30, 2016, the Company issued 3,000,000 shares of common stock at $0.0083 per share for services provided to the Company.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

During the quarter ended September 30, 2016, the Company issued 2,000,000 shares of common stock at $0.0083 per share for services provided to the Company.

During the quarter ended September 30, 2016, the Company issued 500,000 shares of common stock at $0.0078 per share for services provided to the Company.

During the quarter ended September 30, 2016, the Company issued 2,000,000 shares of common stock at $0.0065 per share for services provided to the Company.

During the quarter ended September 30, 2016, the Company issued 2,000,000 shares of common stock at $0.0083 per share for services provided to the Company.

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company's President and stockholder for $525 per month which amounted to $1,575 for the quarter-ended September 30, 2016. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the quarter-ended September 30, 2016 was $347. On September 12th 2016 the Company entered into a commercial lease agreement for office premises at a cost of $650 per month for a one-year term with the option to renew for one extended term of three years. The cost of this space for the quarter ended September 30, 2016 was $325.

Total rent expense for the quarter ended September 30, 2016 and 2015, totaled $2,247 and $1,872, respectively and for the nine months ended September 30, 2016 and 2015 was $6,039 and $6,087 respectively.

The Company has agreements with consultants for ongoing services to be rendered with the following commitments:

	Commitment	Term
Consultant - FDA requirements and compliance	$2000 per month	12 Months

Consultant - capital formation and market services	Various equity percentage issuances of restricted stock for fundings	6 Months

Consultant - tradeshow attendence, strategy and collaboration, cordination regarding FDA compliance, manuafacturing operations, sales and marketing, other related services	$10,000 per month (payable quarterly in cash or common stock from the 2016 Equity Incentive Plan)	12 Months

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	September 30, 2016	December 31, 2015
Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	9%	9%
Valuation allowance	(43)%	(43)%
Effective income tax rate	0%	0%

As of September 30, 2016, the Company has a net operating loss carryforward of approximately $1,553,512 to reduce future federal taxable income which begins to expire in the year 2030. The Company is also subject to corporate taxes in the State of New Jersey which has similiar net operating loss carryover provisions which start to expire in the year 2030.

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

As more fully described in Note 3 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of September 30:

	2016	2015
Due to Related Party	$8,921	$8,921
Due to Officer/Stockholder	8,446	8,446
Due to other Stockholders	4,090	49,300
Total Related Party Obligations	$21,457	$66,667

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company's CEO is $100,000 per annum which has been accrued for the years ended December 13, 2015 and 2014. During the quarter ended June 30, 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. For the quarter ended September 30, 2016 the CEO was paid $15,000 via payroll and $10,000 was accrued. For the nine months ended September 30, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

The Company has incurred losses from inception of approximately $1,779,549, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 12. STOCK COMPENSATION - EQUITY INCENTIVE PLAN

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

During the quarter ended September 30, 2016, the Company issued from the Plan a total of 8,000,000 shares of common stock to non-employees for services rendered. As of September 30, 2016 there is a balance of 12,000,000 shares available for future issuance under the Medifirst Solutions, Inc. 2016 Equity Incentive Plan.

Note 13. SUBSEQUENT EVENTS

On October 1, 2016 the Company entered into an Independent Sales Representative Agreement with an individual whose primary duty will consist of soliciting orders for the Company's product in specific territories. The agreement defines prices, terms of sale, base compensation, accepted orders, and reimbursement of expenses. The agreement is for a term of 12 months.

On October 6, 2016 a noteholder elected to partially convert $12,500 of outstanding principal on a convertible note payable into 3,696,081 shares of common stock. The principal balance due remaining under the note payable after the conversion is $12,500.

On October 11, 2016 in a private transaction, the holder of a $3,000 promissory note originally issued by the Company on April 10th 2015 and bearing 8% interest, sold it to another individual.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

On October 11, 2016, the Company issued to an Investor a replacement convertible note in the principal amount of $50,000 ("the Replacement Note"). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. This Replacement Note partially replaces a note originally issued on June 12, 2015 in the principal amount of $100,000. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company's common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. Any unamortized original issue discount and deferred financing costs from the original note will be expensed upon replacement. The derivative discount and liability on the original note will be appropriately accounted for upon replacement and a new derivative discount and liability for the replacement note appropriately recorded.

On October 11, 2016, the Company issued to an Investor a convertible note in the principal amount of $157,895 ("the Note"). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. The note contains an original issue discount in the amount of $7,895. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company's common stock at the price equal to 57.5% of the lowest trading price for the twenty prior trading days including the date of conversion.

On October 12th, 2016, the Company issued 2,000,000 shares of common stock under the 2016 Incentive Stock Plan as payment to an individual consultant in settlement of services rendered in the amount of approximately $10,000 (including monthly fees through October 31, 2016).

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

On October 12, 2016 the Company entered into a Consulting Agreement with an individual who will provide a variety of business development services. The term of the agreement commences October 15th 2016 and continues until terminated. Compensation under the agreement is for 2,000,000 shares of restricted common stock, 1,250,000 shares of Consulting Warrants exercisable for 18 months at an exercise price of $0.02 and $3,000 per month payable, at the Company's discretion, in cash or S-8 shares, which will be priced no greater than 80% of the prior day closing price. Pursuant to the terms of the agreement, 2,000,000 restricted shares of common stock were issued to the consultant on October 21, 2016.

On October 13, 2016 a noteholder elected to partially convert $12,500 of outstanding principal balance on a convertible note payable into 5,000,000 shares of common stock. The principal balance due remaining under the note payable after the conversion is $37,500.

On November 6, 2016 a noteholder elected to convert $12,500 of outstanding principal and $1,068 of accrued interest on a convertible note payable into 5,705,841 shares of common stock. There is no principal balance due under the note payable after this conversion.

On November 8th, 2016, the Company issued 3,500,000 shares of restricted common stock as payment to an individual consultant for services.

On November 8, 2016 a noteholder elected to partially convert $11,500 of outstanding principal balance on a convertible note payable into 5,750,000 shares of common stock. The principal balance due remaining under the note payable after the conversion is $26,000.

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

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010. The Company began as a development stage company focused on developing products within the healthcare market for both consumer and professional applications. In 2013, Medifirst began to developing its own line of disposable electronic cigarettes (“e-cigs”) but the e-cig industry subsequently encountered significant government push-back to try to heavily regulate their use and production, including a ban on e-cigs. In order to avoid the uncertainties and costs of the regulated e-cig industry, Medifirst entered into an agreement with Panacea Photonics Corporation that allowed Medifirst to exclusively market and distribute a series of Botanical LED Light Therapy Systems, including skin care and pain relief products. Under the terms of the marketing and distribution agreement, Medifirst became the exclusive distributor of the light therapy products in both New York and New Jersey. In 2014, in addition to the LED light therapy division, the Company became a dealer for Atmospheric Water Solutions, a Florida based company that sells water generators that makes drinking water from air. In 2015, the Company made a strategic decision to add laser technology to its health and wellness division and discontinue its efforts with its light therapy and water generator products. The Company entered into an exclusive manufacturing agreement to produce what is now its hand-held mobile laser system known as “The Time Machine Program” for which the Company purchased the registered trademark. Furthermore, the Company made an initial purchase of 20 TTM Series laser units from the developer of the lasers.

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

Market Rollout Strategy

As part of the pre-sales and marketing rollout of the TTM Series, Medifirst has implemented internal controls and procedures as mandated by the FDA. These controls and procedures include checks and balances to be implemented prior to sale in the Company’s office, which procedures will also be put in place at the Company’s manufacturer.

The Company has contracted a Sales Director for international sales and has started its sales initiatives from its new office space for FDA controls and procedures and for training. The Company continues to actively engage additional sales and distribution affiliates to offer our lasers in the US market. Furthermore, we expect to engage various product marketing teams to introduce our brand and products to direct and indirect customers of the TTM Series. We expect our team to be made up of seasoned professionals with experience in the sales and marketing of medical devices to target and analyze the specific markets and sectors in which the Company will focus its revenue generating efforts. Additionally, as part of a plan to enhance corporate governance, the Company will continue to appoint and utilize members on its Advisory Board with the goal to establish a Board of Directors with well-established credentials in the medical device industry, as well as established and renowned industry professionals from the business and financial community.

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

Financial Reporting

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

Our sole officer and director is responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which could materially and adversely affect our business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

During the three months ended September 30, 2016 and 2015, we generated $-0- and $-0-, respectively. The company is still in developmental stage and does not generate significant revenue.

Expenses

For the three months ended September 30, 2016 and 2015, expenses were $192,123 and $103,967, respectively. The reason for the increase in expenses was primarily due to substantial increases in: advertising and promotions costs, consulting fees, professional fees, and subscriptions. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal, Accounting, Consulting and Other Professional Fees

For the three months ended September 30, 2016 and 2015 professional fees were $139,153 and $51,389, respectively. The substantial increases were due to additional  accounting, consulting and professional fees incurred in the connection with accounting for derivatives, SEC compliance, legal services for an increased number of conversions and contracts, and general bookkeeping and financial statement preparation.

Other Income/(Expense)

For the three months ended September 30, 2016 and 2015, other expenses were ($251,385) and ($4,196), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, amortization of original issue discount, amortization of deferred financing costs, loss on the extinguishment of debt and derivative discount amortization. Such derivatives and convertible debt were non-existent the prior year comparative quarter.

Net Income/(Loss)

For the three months ended September 30, 2016 and 2015 the company had a net loss of ($443,508) and ($108,163).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

During the nine months ended September 30, 2016 and 2015, we generated $-0- and $1,858, respectively. The company is still in developmental stage and does not generate significant revenue.

Expenses

For the nine months ended September 30, 2016 and 2015, expenses were $426,986 and $186,849, respectively. Expenses increased significantly during the nine months due primarily to substantial spending on advertising and promotions costs, consulting fees, professional fees, lab testing and dues and subscriptions. These increases are part of the Company’s plan as they procced to enter the marketplace with product.

Legal, Accounting, Consulting and Other Professional Fees

For the nine months ended September 30, 2016 and 2015 professional fees were $234,891 and $61,659, respectively. As noted above during the quarter ended September 30, 2016, the were substantial increases in accounting, consulting and professional fees incurred in the connection with accounting for derivatives, SEC compliance, legal services for an increased number of conversions and contracts, and general bookkeeping and financial statement preparation

Other Income/(Expense)

For the nine months ended September 30, 2016 and 2015, other income was $33,779 and $-0- respectively, and other expenses were ($416,734) and ($5,018), respectively. These changes were due to the changes in fair value of derivatives for the nine months and interest expense on debt, amortization of original issue discount, amortization of deferred financing costs, loss on the extinguishment of debt, and derivative discount. Such derivatives and convertible debt were non-existent and substantially less in the prior year comparative nine months.

Net Income/(Loss)

For the nine months ended September 30, 2016 and 2015 the company had a net loss of ($809,941) and ($195,159).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At September 30, 2016 and December 31, 2015, our principal sources of liquidity included cash of $134,079 and $156,958, respectively.

As of September 30, 2016, we did not have any significant commitments for capital expenditures.

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

Recently Adopted Accounting Pronouncements

Please see Note 1 of our consolidated financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 9-month period ended September 30, 2016, the Company issued 51,515,636 shares of Common Stock upon conversions of an aggregate principal amount equal to $114,712.29 outstanding convertible promissory notes. Subsequent to September 30, 2016 the Company issued 20,151,922 shares of Common Stock upon conversions of an aggregate principal amount equal to $49,000 of outstanding convertible promissory notes.

During the 9-month period ended September 30, 2016, the Company issued 6,450,000 shares of Common Stock upon conversion of an aggregate of 12,900 shares of Series B Preferred.

During the 9-month period ended September 30, 2016, the Company issued an aggregate of 6,800,000 shares of restricted Common Stock for Consulting Services. Subsequent to September 30, 2016 the Company issued 3,500,000 shares of restricted Common Stock for Consulting Services.

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

November 15, 2016	By	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)

