Form 10-K
period 2016-12-31
Medifirst Solutions, Inc.
filed 2017-04-06
CIK 1522704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016: $366,556.

As of March 31, 2017, there were 390,395,684 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I

ITEM 1. BUSINESS

Corporate History

Medifirst Solutions, Inc. (“Medifirst” and the “Company”) was incorporated in Nevada in November 2010. Our principal executive office is located at 4400 U.S. 9 South, Suite 1000, Freehold NJ, 07726, and our telephone number is (732) 786-8044. Our website address is www.medifirstsolutions.com. The Company began as a development stage company focused on developing products within the healthcare market for both consumer and professional applications. In 2013, Medifirst began developing its own line of disposable electronic cigarettes (“e-cigs”) but the e-cig industry subsequently encountered significant government push-back to try to heavily regulate their use and production, including a ban on e-cigs. In order to avoid the uncertainties and costs of the regulated e-cig industry, Medifirst entered into an agreement with Panacea Photonics Corporation that allowed Medifirst to exclusively market and distribute a series of Botanical LED Light Therapy Systems, including skin care and pain relief products. Under the terms of the marketing and distribution agreement, Medifirst became the exclusive distributor of the light therapy products in both New York and New Jersey. In 2014, in addition to the LED light therapy division, the Company became a dealer for Atmospheric Water Solutions, a Florida based company that sells water generators that makes drinking water from air. In 2015, the Company made a strategic decision to add laser technology to its health and wellness division and discontinue its efforts with its light therapy and water generator products. Management believed that it was in the best interest of the Company and its shareholders to narrow its focus and business to developing its laser technology, which lasers are expected to target professionals that treat pain and inflammation, as well as cosmetic and skincare related conditions. In connection with the changed focus, the Company began to develop a product that if successfully cleared by the U.S. Food and Drug Administration ("FDA"), would be the first in a series of proprietary medical devices for the Company. The Company entered into an exclusive manufacturing agreement to produce what is now its hand-held mobile laser system known as “The Time Machine Program” for which the Company purchased the registered trademark. Furthermore, the Company purchased inventory from the developer of the lasers.

Additionally, Medifirst, through its wholly-owned subsidiary Medical Laser Manufacturer, Inc., entered into a Product and Know-How License Agreement (the “License Agreement”) with Laser Lab Corp to license the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers (“TTM Series”). The License Agreement grants a license to the Company to use various technology, trade secrets, invention records, research records, reports and data, test results, clinical studies, engineering and technical data, designs, production specifications, processes, methods, procedures, facilities and know-how related to the inventions identified in the License Agreement, which inventions include the infrared laser in the TTM Series for which the Company previously filed a Premarket Notification 510(k) submission with the FDA. Although the License is not exclusive, Laser Lab Corp may not license the know-how or inventions to a third party and may only directly, or through its wholly-owned subsidiary, use the know-how and inventions. In addition to the license granted to the Company, the License Agreement provides for an option to license other fields of use of the infrared laser in the TTM Series, as well as additional wavelengths and colors, allowing the Company to develop a broader range of product offerings in the future. Furthermore, Laser Lab Corp granted the Company a right of first refusal to consider matching any bona fide offer to license other technologies of Laser Lab Corp.

After having received clearance to market the infrared laser in the TTM Series, the Company has completed its internal controls and procedures as required by the FDA and has initiated its sales division, which has begun soliciting sales in both the U.S. and overseas.

The Time Machine Series Laser

FDA 510(k) Clearance

During fiscal year 2015, we submitted to the FDA a Premarket Notification (510(k)) for two of our lasers in the TTM Series. The two lasers that were the subject of the 510(k) submissions have target indications for treating specific skin conditions, including Vascular and Pigmented Lesions, as well as relief of muscle and joint pain, muscle spasms and inflammation.

On July 8, 2016, we received clearance from the FDA to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device. Indication for use: The Time Machine Series Lasers Model TTML-8102000 - 810/830nm is intended for use in temporary relief of minor muscle and joint pain, stiffness, minor arthritis pain, muscle spasm, temporary increase in local blood circulation and temporary relaxation of muscles by means of topical elevated tissue temperature from infrared spectral emissions.

Applications

Our infrared laser was cleared by the FDA for the following applications: temporary relief of minor muscle and joint pain, muscle spasms, temporary increase in local blood circulation and temporary relaxation of muscles.

In 2017 we expect to seek clearance on our Green Laser, for which we intend to re-file a previously withdrawn 510(k) submission, for the following applications: treatment of vascular lesions and pigmented lesions.

Specifications

The Time Machine Infrared Laser 810/830nm operates in continuous wave mode set at a fixed frequency. The Infrared laser operates at a 810/830nm wavelength and at 2000mw, as set forth in our 510(k) submission. The Laser is hand-held and mobile. It works on rechargeable batteries, has 6,000 hours of usage against average treatments of 8 minutes and had specifications that are often found on larger more expense laser machines.

Manufacturing Agreement

Medifirst has entered into an exclusive manufacturing agreement allowing us to exclusively purchase various lasers in the TTM Series having a range of wavelengths and colors, including Infrared, Green, Red, Violet, Ultra-Violet and Blue. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our products are manufactured in accordance with applicable FDA regulations and the comparable requirements of the European community and other countries.

Business Plan

We plan to sell our TTM Series lasers in the U.S. and international marketplace and have initiated the Company sales division. The current strategy to rolling out the products will be multifaceted, starting with direct sales and partnering with medical device distributors. Medifirst has implemented internal controls and procedures as mandated by the FDA, including checks and balances to be implemented prior to sale in the Company’s office, which procedures will also be put in place at the Company’s manufacturer. The Company continues to actively engage additional sales and distribution affiliates to offer our lasers in the US market. Furthermore, we expect to engage various product marketing teams to introduce our brand and products to direct and indirect customers of the TTM Series.

We have contracted a Sales Director for international sales and started our sales initiatives from our new office space for FDA controls and procedures and for training. We are actively interviewing sales and marketing professionals on an ongoing basis to introduce the Time Machine technology to international markets. As part of our sales strategy, we will highlight to the medical communities our belief that the Time Machine hand-held mobile laser unit offers a very unique, effective and affordable alternative to the extremely costly and bulky laser machines current being offered in the marketplace.

The Company has presented the Time Machine Lasers to distributors and healthcare professionals in Morocco, Dubai and Paris and continues to follow up to initiate sales. In the U.S. market, the Company has enlisted sales representatives in New Jersey, Florida and New York City. Currently the Company is introducing, demonstrating and conducting training for the Lasers at the offices of its Medical Directors in New York City and Boca Raton, Florida, as well as in the corporate office in New Jersey.

The healthcare professionals that we believe will benefit from incorporating the TTM Series Lasers into their practices include medical doctors, chiropractors, pain specialists, dentists, cosmetic professional as well as hospitals and surgical centers. We also believe that our lasers will be useful to medi-spas, massage therapists, electrolysis providers, physical therapists and any professional that treats pain, inflammation and scarring. Because laser regulations vary from state-to-state, healthcare professionals will need to research their state-specific compliance requirements regarding their authorized usage.

The Time Machine Laser Series and Program (“TMP”) will be affordable and priced very competitively, as compared to other lasers in the industry which can typically cost tens of thousands of dollars. The Company currently offers financing through a third party for as little as just over two hundred dollars a month, or to purchase the laser outright for approximately $9,995. Other lasers in the marketplace are typically financed for up to several thousands per month. We believe the benefits to healthcare professionals which include our treatment protocols as well as the additional benefit of additional revenue will make us highly competitive and in high demand in the medical laser industry. For example, although each practitioner can set the rates patients pay for laser treatments, which typically can range from $1,200 to $2,400 for a six treatment package. Just one package sold can cover at least 6 months financing payments. We believe that the potential revenue generation for treatment centers or healthcare professionals can easily justify the cost to finance or purchase our laser units. The Company does offer financing through a third party financing company.

Benefits of the The Time Machine Program (TMP):

●	Offers practitioners a lucrative opportunity to generate new revenues or enhance existing revenue sources with a low-cost device that provided what we believe to be an effective laser medical technology.
●	Allows businesses to expand their treatment offerings and increase their clientele using what our studies have shown are effective outcomes from treatment.
●	Allows businesses the possibility of recouping their initial investment within the first months, thereby creating a positive cash flow stream utilizing the recommended business model.
●	Promotes and advertises the doctors locations via The Time Machine Program’s social media updates which continues to bring in new patients.
●	Laser has pinpoint accuracy.
●	Easy to use and operate.
●	No incision, no redness, no swelling, no burning, no pain and no downtime.
●	Consistent “results-pleased” patients.
●	Increased referrals from patients.
●	Helps patients with various pain issues: JOINT, NECK & BACK, MUSCLE & BODY, TMJ & JAW, SPORTS INJURIES, NERVE PAIN, NEUROPATHY, ARTHRITIS, CARPAL TUNNEL and SCAR REDUCTION.

Brand Awareness

The Company plans to aggressively develop a social media, internet and advertising presence to target medical professionals, as well as their perspective patients. In addition, our Sales Directors will implement and oversees a sales team to increase our exposure to patients and healthcare providers. A major component of the business roll-out includes attending major industry trade shows, where we believe we will be able to reach a high number of professionals and distribution partners. These conferences will include those in the medical industry, the beauty and spa industry, as well as alternative healthcare practices. On the international front we will actively negotiating for sales and distribution in Africa, Europe and the Mid-East.

Medifirst plans to file for FDA 510K clearance for its Green Laser. This Laser will be used and marketed for the aesthetics market which will include non-invasive and minimally-invasive cosmetic procedures for anti-aging, wrinkles, hyper-pigmentation, skin spots, acnes and various skin related concerns. Minimally-invasive and non-invasive treatments within the cosmetic procedures industry have been, in our belief, a booming area within the laser healthcare market. The Green Laser is perfectly positioned, in our judgement, as a Laser that will be in demand especially for healthcare professionals looking for an affordable entry point into the laser market. Many of our target clients’ patients are willing to pay out-of-pocket for what we believe are highly effective, affordable and shorter-recovery-time treatments. Although we believe some applications of our future lasers may be covered by some health insurance plans, and have reimbursable provider codes, our Laser will appeal to those healthcare professionals that typically charge their patients directly for services rendered.

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

Aesthetic Market

Medical Insight, an independent industry research and analysis firm, stated that in 2015 total sales of products in the professional aesthetic product market exceeded $7.6 billion and predicted that the sales would expand by 11.0% per year to $12.8 billion through 2020.

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

Non-Traditional Physician Customers

Aesthetic treatment procedures that use lasers and other light-based equipment have traditionally been performed by dermatologists and plastic surgeons. Based on published membership information from professional medical organizations, there are approximately 6,000 dermatologists and plastic surgeons in the United States. A broader group of physicians in the United States, including primary care physicians, obstetricians and gynecologists, have incorporated aesthetic treatment procedures into their practices. These non-traditional physician customers are largely motivated to offer aesthetic procedures by the potential for a reliable revenue stream that is unaffected by managed care and government-payor reimbursement economics. We believe that there are a significant number of these potential non-traditional physician customers in the United States, representing a market opportunity to be addressed by laser developers, manufacturers and suppliers like Medifirst. Medical Insight has even reported that some physicians are electing to open medical spas, often adjacent to their conventional office space, where they perform aesthetic procedures in an environment designed to feel less like a health care facility.

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

Because we anticipate the price range of The Time Machine Lasers to be approximately $9,995 or less, each healthcare professional will be paying less than traditionally spend on laser units and will have the flexibility to pass along the lower cost of the machinery onto their patients.

We believe, the Time Machine Lasers will be very well received in the Laser Industry as we are not aware of other handheld laser devices for pain that have the capabilities of our TTM Series lasers.

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

On June 14, 2016, the European lawmakers and regulators have published the draft versions of the new Medical Device Regulations (“MDR”) and In Vitro Diagnostic Regulations (“IVDR”). If and when adopted, the new legislation may prevent or delay the EU approval or clearance of our products under development or may impact our ability to modify our currently EU approved or cleared products on a timely basis and impose additional costs relating to clinical evaluation, vigilance and product traceability. It is expected there will be a transition period before the new MDR and IVDR come into effect.

Intellectual Property

Patents, Proprietary Technology and Trademarks

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign trademark applications, and, when it becomes applicable, patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. However, currently, our rights to our proprietary technology are in-licensed rights and not a technology that we could directly patent. We also rely on trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We currently own the trademark for “The Time Machine Program”.

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

We were organized on November 8, 2010, and we have had a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations. We expect to incur substantial additional net expenses in the foreseeable future as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, receiving 510(k) clearance from the FDA for our various medical devices and similar international regulatory agencies; successful manufacturing; sales and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We may need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. As of December 31, 2016, we had cash in the amount of $165,017. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, assets, rights or products.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our December 31, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as a going concern. Although we have obtained the FDA clearance on our infrared laser, we have only begun to market and sell our infrared product in select markets. We expect to commence our national products and services campaign to generate revenue for our Time Machine TTML-8102000 Laser Thermal Therapeutic Device as soon as the funds for such a strategy are available. If we are unable to develop sufficient additional customers for our products and services, we will not generate enough revenue to sustain our business, and the Company may fail.

Our success is dependent on our officers and director to properly manage the Company and the loss or unavailability of their services could cause the business to fail.

Currently, we have one Officer and Director, Bruce Schoengood, who has assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. We are heavily dependent on the personal efforts and abilities of Mr. Schoengood.  He has, and expects to continue, to commit full-time to the development of our business plan in the next twelve months. In addition, we have recently contracted a Sales Director to implement and oversee our sales and marketing operations. The Company has added additional sales representatives as independent contractors in Florida, New York and New Jersey and will continue to try to add sales persons throughout the country. In August 2016, the Company announced the appointment of Richard J. Berman to its Advisory Board. Mr. Berman, an experienced officer and director to over a dozen public and private companies, including extensive experience with pharmaceutical, healthcare, biotechnology and life sciences companies. In addition, the Company added Bill White and Blain Riley to its Advisor Board. Both have extensive experience working with public companies and developing and working with start-up technology companies. Mr. White is currently Chief Financial Officer, Treasurer and Board Secretary of Intellicheck Mobilisa Mr. Riley is the Founder, President and Managing Partner of International Monetary (IM).

The loss or unavailability of services of any of the four individuals would have a materially adverse effect on our business prospects and potential earning capacity. We do not currently carry any insurance to compensate for any such loss.

Changing and unpredictable market conditions may impact the demand for our products and services.

There can be no guarantee that there will be a demand for our products or services. There are several other companies that are currently marketing lasers for pain and although they are different from the Time Machine Laser, if these companies are successful in the marketplace, our products and services may face more competition, which can adversely affect our operations.

We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities, and increase the number of divisions within the company, we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced personnel, could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

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

We believe that there will be many different applications for our products. We also believe that the anticipated market for our products and the marketplace will continue to expand. These assumptions may prove to be incorrect for a variety of reasons, including competition from other products and the degree of our products’ commercial viability.

We may not be successful in selling and marketing our new products.

The commercial success of our products and technologies we develop will depend upon the acceptance of these products by physicians and various healthcare professionals and their patients. It is difficult for us to predict how successful the products we are currently developing will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results will suffer. In addition, we expect to face significant competition, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our new products sufficiently from our competitors’ products to achieve significant market penetration. As a result of these factors, we may incur significant sales and marketing expenses for our new products without achieving commercial success, which could harm our business and our competitive position.

The failure of our systems to meet patient expectations or the occurrence of unpleasant side effects from the procedures for which our products are used could impair our financial performance.

Our future success depends upon patients having a positive experience with the procedures for which our products are used in order to increase physician demand for our products, as a result of both individual patients’ repeat business and as a result of word-of-mouth referrals. We believe that patients may be dissatisfied with these procedures if they find them to be not effective for the conditions they are being treated for.

If there is not sufficient consumer demand for the procedures performed with our products, practitioners may not demand for our products, which would adversely affect our operating results.

The aesthetic laser and light-based treatment system industry in which we expect to operate is particularly vulnerable to economic trends. Most procedures we expect to be performed using our aesthetic and pain treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the patient. As a result, the decision to undergo a procedure that utilizes our products may be influenced by the cost.

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

Our anticipated business can expose us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of medical devices. Medical devices involve an inherent risk of product liability claims and associated adverse publicity. While we will continue to take precautions we deem appropriate, there can be no assurance that we will be able to avoid significant product liability exposure. We do not currently maintain liability insurance coverage as such insurance is expensive and difficult to obtain. We plan to obtain liability insurance coverage in the jurisdictions applicable to our sales activity for the products cleared with the FDA. However, when we seek such insurance, it may not be available on acceptable terms, if at all. A product liability claim brought against us in could have a material adverse effect upon us and our financial condition. Should the insurance coverage be insufficient in amount or scope to address multiple and diverse claims, liabilities not covered by insurance could represent a significant financial liability for us.

We do offer training for users of our products, and we will sell these products only to healthcare professionals, there still exists an increased potential for misuse of these products, which could harm our reputation and our business.

With 510(k) clearance, our products may be purchased or operated by healthcare professionals with varying levels of training and, in some states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our prospective products. We will not supervise the procedures performed with our products, nor will we require that direct medical supervision occur. Purchasers need to check with their state or country regulations for laser usage. We will offer product training sessions, but we may not require purchasers or operators of our non-invasive products to attend training sessions. The lack of required training and the purchase and use of our non-invasive products by purchasers may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

We may be involved in intellectual property litigation, which could be costly and time consuming, and may impact our future business and financial performance.

Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive, time-consuming, could divert management’s attention from planned business and could be asserted even before we begin our manufacturing or sales efforts. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to our products, any of which would have a material adverse effect on our business, results of operations and financial condition. We do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign our products or processes to avoid infringement. If our products or methods are found to infringe, we could be prevented from marketing or continuing to market the product series we expect to offer. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export our products. Competing products may also appear in other countries. If we lose a foreign patent lawsuit, we could be prevented from marketing our products in such countries.

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

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained the 510(k) clearance to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device. In addition, 510(k) clearance has been applied for but put on hold various indications of our green TTM Series laser. We are unable to predict if or when we would obtain such clearance and, even if we do obtain clearance, it can be revoked if safety or effectiveness problems develop. After the 510(k) clearance, we are also subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Our products are also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our systems to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our systems. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

If we decide to make any modification to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a change in its intended use, we would be required to submit a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain any 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products, if any, in a timely fashion, or at all. Delays in obtaining clearances on modifications to our current products for which we have a 510(k) clearance or submission would adversely affect our planned business and ability to introduce future products in a timely manner, which in turn would harm our revenue and potential future profitability.

If we or our suppliers and subcontractors fail to comply with the QSR, our business would suffer.

When we begin to manufacture and sell our FDA cleared products, we and our suppliers and subcontractors will be required to demonstrate and maintain compliance with the QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic inspections. We anticipate that we and our suppliers will be subject to such inspections in the future. Our failure, or the failure of our suppliers and subcontractors, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions, which would cause our sales and business to suffer.

RISKS RELATED TO OUR COMMON STOCK

Our current officer and director owns a substantial amount of our common stock, which gives him significant control.

Our current sole officer, sole director and principal founding stockholder, Bruce Schoengood, beneficially owns approximately 1.6% of the outstanding shares of our common stock and 100% of our Series A Preferred shares which carry super voting rights, which, when combined with his common stock holdings, constitutes approximately 21.65% of the voting rights of the Company. So long as this control is concentrated in the hands of Mr. Schoengood, he will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors. In addition, such control by Mr. Schoengood will allow him to establish his own compensation and other benefits and perquisites in an amount and manner that would have a negative impact on our net income which in turn could negatively impact the market price, if any, of our common stock.

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

There is currently limited market for our common stock, but if a sufficient market for our common stock does develop, our stock price may be volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

Our corporate office is located at 4400 Route 9 South, Suite, Freehold NJ 07728 and our telephone number is (732) 786-8044. Our administrative office is located at 9 South Main Street, Suite 9, Marlboro NJ 07746. The office space is leased at a monthly cost of approximately $750. There are currently no proposed programs for the renovation, improvement or development of the facilities currently used. We intend to renew the current lease for one year prior to its termination date on September 14th, 2017. We believe these existing facilities are adequate for the foreseeable future.

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

Fiscal Year Ending December 31, 2017
Quarter Ended	High $	Low $
March 31, 2017	0.0125	0.0027

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
December 31, 2016	0.007	0.0045
September 30, 2016	0.0178	0.0067
June 30, 2016	0.01	0.0071
March 31, 2016	0.0156	0.0089

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	0.00126	0.0056
September 30, 2015	0.0175	0.0143
June 30, 2015	0.0166	0.0102
March 31, 2015	0.041	0.0166

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

As of March 31, 2017, we had 390,395,684 shares of common stock issued and outstanding and 47 stockholders of record.

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

Common Stock:

During the fiscal year ended December 31, 2015, the Company issued an aggregate of 7,900,000 shares of Common Stock at $0.0005 per share upon conversions of convertible promissory notes of an aggregate principal amount equal to $3,950.

During the fiscal year ended December 31, 2016, the Company issued 71,667,558 shares of Common Stock upon conversions of an aggregate principal amount equal to approximately $163,712 outstanding convertible promissory notes.

During the fiscal year ended December 31, 2016, the Company issued an aggregate of 10,450,000 shares of Common Stock upon conversion of an aggregate of 20,900 shares of Series B Preferred.

During the fiscal year ended December 31, 2016, the Company issued an aggregate of 10,300,000 shares of restricted Common Stock for consulting services.

Subsequent to the fiscal year ended December 31, 2016, the Company issued an aggregate of 13,900,000 shares of restricted Common Stock for consulting services.

Subsequent to the fiscal year ended December 31, 2016, the Company issued 112,497,708 shares of Common Stock upon conversions of an aggregate principal amount equal to approximately $141,573 outstanding convertible promissory notes.

Subsequent to the fiscal year ended December 31, 2016, the Company issued an aggregate of 9,050,000 shares of Common Stock upon conversion of an aggregate of 18,100 shares of Series B Preferred.

Promissory Notes:

In April 2015, the Company issued a promissory note to a stockholder in the amount of $3,000. Principal and interest were due and payable on October 2015. In October 2016, this note was assigned to a new holder. As of the date of this Report, there remains no balance on this note.

October 12, 2015, the Company closed on a private funding transaction and issued its Convertible Promissory Note in the principal amount of $31,000.00 dated October 8, 2015 to a private institutional investor. The maturity date is October 8, 2016, at which time the outstanding principal and interest balance is due and payable. The promissory note provides, among other things, that the holder cannot exercise the right of conversion prior the expiration of six (6) months and the conversion price will be equal to 58% of the lowest trading price of the Company’s common stock for the twenty (20) days prior to the date of conversion. As of the date of this Report, there remains no balance on this note.

Effective October 27, 2015, the Company closed on a private funding transaction and issued its 5% Convertible Promissory Note in the principal amount of $35,000.00 dated October 12, 2015 to a private institutional investor. The maturity date is October 12, 2016, at which time the outstanding principal and interest balance is due and payable. The promissory note provides, among other things, that the holder cannot exercise the right of conversion prior the expiration of six (6) months and the conversion price will be equal to 55% of the lowest trading price of the Company’s common stock for the ten (10) trading days prior to the date of conversion. As of the date of this Report, there remains no balance on this note.

Effective July 8, 2015, the Company closed on a private funding transaction and issued its 8% Convertible Promissory Note in the principal amount of $59,000.00 dated June 25 2015 to a private institutional investor. The maturity date is March 30, 2016, at which time the outstanding principal and interest balance is due and payable. The promissory note provides, among other things, that the holder cannot exercise the right of conversion prior the expiration of six (6) months and the conversion price will be equal to 45% of the average of the three lowest trading price of the Company’s common stock for the ten (10) trading days prior to the date of conversion. On January 2016, this note was assigned to a new holder. As of the date of this Report, there remains no balance on this note.

Effective September 8, 2015, the Company closed on a private funding transaction and issued its 8% Convertible Promissory Note in the principal amount of $38,000.00 dated August 31, 2015 to a private institutional investor. The maturity date is June 3, 2016, at which time the outstanding principal and interest balance is due and payable. The promissory note provides, among other things, that the holder cannot exercise the right of conversion prior the expiration of six (6) months and the conversion price will be equal to 45% of the average of the three lowest trading price of the Company’s common stock for the ten (10) trading days prior to the date of conversion. On January 2016, this note was assigned to a new holder. As of the date of this Report, there remains no balance on this note.

On January 7, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). In consideration for the issuance of the $105K Note, on January 13, 2016, the Company received net proceeds (after deducting the original issue discount and legal fees) in the amount of $75,696.69. In consideration for the issuance of the $50K Note, the Investor issued to the Company a $50,000 fully-collateralized secured promissory note (the “Investor Note”), pursuant to which the Investor agreed to pay the Company $50,000 on or before April 30, 2016, which was paid in full in May 2016. Under the Purchase Agreement, on March 15, 2016, the Company and the Investor conducted an additional closing for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 (the “$50K March Note”) and $46,803 (the “$46K March Note”), respectively. In consideration for the issuance of the $46K March Note, the Investor issued to the Company a $46,803 fully-collateralized secured promissory note, pursuant to which the Investor agreed to pay the Company $46,803 on or before June 15, 2016, which was paid in full in June 2016. All notes issued pursuant to the Purchase Agreement bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 9.99%, principal and interest on all the notes issued pursuant to the Purchase Agreement convertible into shares of the Company’s common stock at a conversion price equal to 55% of the lowest trading price of Common Stock during the 20 trading day period prior to conversion. As of the date of this Report, there remains no balance on the $105K Note and the principal balances of the $50K Note, the $50K March Note and the $46K March Note remain $50,000, $50,000 and $46,803, respectively,

On October 11, 2016, the Company issued to an accredited investor a 9% convertible promissory note in the principal amount of $157,895, which included an original issue discount of $7,895, resulting in proceeds of $150,000 to the Company. On the same day, the Company issued to the investor a convertible redeemable replacement note in principal amount of $50,000 (the “Replacement Note”). The issuance of the Replacement Note was made in connection with the investor’s partial purchase of $45,000 in principal and accrued interest thereon (valued at $5,000) of a $100,000 convertible promissory note that was originally issued by the Company on June 12, 2015 (the “Original Note”). The $50,000 principal amount of the Replacement Note reflected the principal and accrued interest under the Original Note. Subject to a beneficial ownership limitation equal to 4.99%, principal and interest on the Replacement Note is convertible into shares of Common Stock at a conversion price equal to 50% of the lowest trading price of Common Stock during the 20 trading day period prior to conversion, representing the same conversion terms as those included in the Original Note. The current principal balance of the note remains $157,895.

Series B Preferred Stock:

On March 8, 2016, the Company, through its wholly-owned subsidiary, Medical Laser Manufacturer, Inc., memorialized in a Product and Know-How License Agreement with Medical Lasers Manufacturer, Inc., a Florida corporation doing business as Laser Lab Corp., an agreement to license the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers. In connection with the Company’s agreement with Laser Lab, which agreement was memorialized in the License Agreement, on September 24, 2015, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Rights, Preferences and Privileges (the “Certificate of Designation”), of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”). Pursuant to the Certificate of Designation, the Company designated 50,000 shares of Series B Preferred. The Series B Preferred does not hold any rights to receive dividends or any rights to vote. The Company, at its sole discretion, may redeem at any time, in whole or in part, outstanding shares of Series B Preferred for a price per share equal to the consideration paid or deemed to have been paid for such shares. The Series B Preferred may be converted, sixty days after their respective issuance, each share into the Company’s common stock at a conversion ratio equal to one (1) share of Series B Preferred for five hundred (500) shares of Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2015 and 2016.

Equity Compensation Plan Information

We have two stock-based compensation plans, the 2016 Equity Incentive Plan and the MFST Equity Incentive Plan, together referred to herein as the “Stock Plans.” As of March 31, 2017, there were no share available for issuance under the Stock Plans.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and therefore are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section must be read in conjunction with the Audited Financial Statements included in this Prospectus.

Plan of Operation

Medifirst Solutions, Inc. (“Medifirst” and the “Company”) was incorporated in Nevada in November 2010. Our principal executive office is located at 4400 U.S. 9 South, Suite 1000, Freehold NJ, 07726, and our telephone number is (732) 786-8044. Our website address is www.medifirstsolutions.com. The Company began as a development stage company focused on developing products within the healthcare market for both consumer and professional applications. In 2013, Medifirst began developing its own line of disposable electronic cigarettes (“e-cigs”) but the e-cig industry subsequently encountered significant government push-back to try to heavily regulate their use and production, including a ban on e-cigs. In order to avoid the uncertainties and costs of the regulated e-cig industry, Medifirst entered into an agreement with Panacea Photonics Corporation that allowed Medifirst to exclusively market and distribute a series of Botanical LED Light Therapy Systems, including skin care and pain relief products. Under the terms of the marketing and distribution agreement, Medifirst became the exclusive distributor of the light therapy products in both New York and New Jersey. In 2014, in addition to the LED light therapy division, the Company became a dealer for Atmospheric Water Solutions, a Florida based company that sells water generators that makes drinking water from air. In 2015, the Company made a strategic decision to add laser technology to its health and wellness division and discontinue its efforts with its light therapy and water generator products. Management believed that it was in the best interest of the Company and its shareholders to narrow its focus and business to developing its laser technology, which lasers are expected to target professionals that treat pain and inflammation, as well as cosmetic and skincare related conditions. In connection with the changed focus, the Company began to develop a product that if successfully cleared by the U.S. Food and Drug Administration, would be the first in a series of proprietary medical devices for the Company. The Company entered into an exclusive manufacturing agreement to produce what is now its hand-held mobile laser system known as “The Time Machine Program” for which the Company purchased the registered trademark. Furthermore, the Company purchased inventory from the developer of the lasers.

Additionally, Medifirst, through its wholly-owned subsidiary Medical Laser Manufacturer, Inc., entered into a Product and Know-How License Agreement (the “License Agreement”) with Laser Lab Corp to license the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers (“TTM Series”). The License Agreement grants a license to the Company to use various technology, trade secrets, invention records, research records, reports and data, test results, clinical studies, engineering and technical data, designs, production specifications, processes, methods, procedures, facilities and know-how related to the inventions identified in the License Agreement, which inventions include the infrared laser in the TTM Series for which the Company previously filed a Premarket Notification 510(k) submission with the FDA. Although the License is not exclusive, Laser Lab Corp may not license the know-how or inventions to a third party and may only directly, or through its wholly-owned subsidiary, use the know-how and inventions. In addition to the license granted to the Company, the License Agreement provides for an option to license other fields of use of the infrared laser in the TTM Series, as well as additional wavelengths and colors, allowing the Company to develop a broader range of product offerings in the future. Furthermore, Laser Lab Corp granted the Company a right of first refusal to consider matching any bona fide offer to license other technologies of Laser Lab Corp.

After having received clearance to market the infrared laser in the TTM Series, the Company has completed its internal controls and procedures as required by the FDA and has initiated its sales division, which has begun soliciting sales in both the U.S. and overseas.

During fiscal year 2015, we submitted to the FDA a Premarket Notification 510(k) for two of our lasers in the TTM Series, which submission noted the intended use of the lasers to treat specific skin conditions, including Vascular and Pigmented Lesions, as well as relief of muscle and joint pain, muscle spasms and inflammation. On July 8, 2016, we received clearance from the FDA to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device.

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

Results of Operations

Fiscal Year Ended December 31, 2016

Revenues

During the year ended December 31, 2016 and 2015, we generated $-0- and $1,858 in revenues, respectively. The company is still in developmental stage and does not generate significant revenue.

We no longer are a dealer for Atmospheric Waters Solutions and sell water generators.

Expenses

For the year ended December 31, 2016 and 2015, expenses were $733,746 and $244,262, respectively. The reason for the increase in expenses was primarily due to substantial increases in: advertising and promotions costs, consulting fees, professional fees, and subscriptions, and research and development lab testing. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal and Accounting

For the year ended December 31, 2016 and 2015, professional fees were $143,531 and $59,086, respectively.

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

For the year ended December 31, 2016 and 2015, other expenses were ($403,938) and ($96,570), respectively consisting of interest expense. These changes are all due to the changes in fair value of derivatives for the quarter and interest expense on debt, amortization of original issue discount, amortization of deferred financing costs, loss on the extinguishment of debt and derivative discount amortization.

Net Income/(Loss)

For the year ended December 31, 2016 and 2015 the company had a net loss of ($1,137,684) and ($344,124).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected accredited investors and periodic borrowings from investors. At December 31, 2016 and 2015, our principal sources of liquidity included cash and cash equivalents of $165,017 and $156,958, respectively.

As of December 31, 2016, we did not have any significant commitments for capital expenditures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited consolidated financial statements for the calendar year ended December 31, 2016 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

802 N. Washington St.
Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medifirst Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Medifirst Solutions, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Medifirst Solutions Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medifirst Solutions, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has not generated positive operating cash flows since inception and requires significant outside funding to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC Spokane, WA

April 5, 2017

Medifirst Solutions, Inc.

Consolidated Balance Sheets

December 31, 2016 and December 31, 2015

ASSETS
	December 31, 2016	December 31, 2015
Current Assets:
Cash	$165,017	$156,958
Inventory	14,023	50,000
Prepaid items	15,720	-
Total current assets	194,760	206,958

Property, Plant and Equipment, net	1,871	2,159

Other Assets
Security Deposit	650	-
Intangible Asset -License Agreement, net	137,502	-
Total other assets	138,152	-

Total Assets	$334,783	$209,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$75,368	$123,648
Accrued expenses - officer's compensation	405,197	370,000
Due to related party	8,921	8,921
Loans payable - stockholders	10,555	24,449
Note Payable for license agreement	150,000	-
Convertible notes payable	391,653	180,393
Derivative Liabilities	144,792	157,617
Total current liabilities	1,186,486	865,028

Commitments & Contingencies (Note 8)	-	-

Stockholders' Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 26,100 and -0- shares issued and outstanding, respectively	3	-
Common stock, $0.0001 par value; 1,500,000,000 shares authorized, 225,847,976 and 35,101,750 shares issued and outstanding, respectively	22,586	3,510
Additional paid in capital	1,232,996	310,183
Accumulated deficit	(2,107,293)	(969,609)
Total Stockholders' Equity	(851,703)	(655,911)

Total Liabilities & Stockholders' Equity	$334,783	$209,117

The accompanying notes are an integral part of these financial statements.

Medifirst Solutions, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2016 and 2015

	2016	2015

Consulting fee revenue	$-	$1,858
Product sales, net	-	-
	-	1,858
Cost of goods sold	-	5,150
Gross income	-	(3,292)

Expenses:
Officer's compensation	100,000	100,000
Impairment loss-trademark	-	20,000
Impairment loss-inventory	45,475	-
Advertising and promotion	48,694	4,990
Computer and internet	978	2,085
Consulting fees	295,764	30,175
Professional fees	143,531	59,086
Provision for bad debts	-	2,255
Rent	9,536	6,483
Travel	3,959	-
Lab testing	32,449	-
Dues and subscriptions	11,402	-
Other	41,958	19,188
	733,746	244,262

Net loss from Operations before other income, expenses	(733,746)	(247,554)

Other income and (expense)
Interest expense	(641,812)	(92,515)
Interest income	1	-
Loss on extinguishment of debt	(4,733)	-
Change in fair value -derivatives	242,606	(4,055)

Net loss before provision for income tax	$(1,137,684)	$(344,124)

Provision for income taxes	-	-

Net Loss	$(1,137,684)	$(344,124)

Loss per common share - Basic and fully diluted	$(0.014)	$(0.012)

Weighted average number of shares outstanding - Basic and fully diluted	80,655,915	28,596,216

The accompanying notes are an integral part of these financial statements.

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders' Equity

For the Period from January 1, 2015 to December 31, 2016

							Additional		Total
	Common Stock		Preferred Class A		Preferred Class B		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2015	22,481,750	2,248	50,000	5			258,755	(625,485)	(364,477)
Issuance of common shares upon partial conversion of note at $0.0001 per share	2,000,000	200	-	-			1,800	-	2,000
Cancellation of common shares	(500,000)	(50)	-	-			50	-	-
Issuance of common shares upon partial conversion of note at $0.0005 per share	800,000	80	-	-			320	-	400
Contribution to additional paid in capital	-	-	-	-			1,050	-	1,050
Issuance of common shares upon partial conversion of note at $0.0005 per share	300,000	30	-	-			120	-	150
Issuance of common shares upon partial conversion of note at $0.0005 per share	1,000,000	100	-	-			400	-	500
Issuance of common shares upon partial conversion of note at $0.0005 per share	1,000,000	100	-	-			400	-	500
Contribution to additional paid in capital	-	-	-	-			1,575	-	1,575
Issuance of common shares upon partial conversion of note at $0.0005 per share	3,800,000	380	-	-			1,520	-	1,900
Issuance of common shares to acquire subsidiary at $0.015 per share	20,000	2	-	-			18	-	20
Issuance of common shares for services $0.01 per share	3,500,000	350					34,650	-	35,000
Contribution to additional paid in capital	-	-	-	-			1,575	-	1,575
Issuance of common shares to investor $0.01 per share	200,000	20	-	-			-	-	20
Issuance of common shares for services $0.01 per share	500,000	50	-	-			4,950		5,000
Additional paid in capital on debt discount related to the intrinsic beneficial conversion feature	-	-	-	-			3,000	-	3,000
Net loss	-	-	-	-			-	(344,124)	(344,124)
Balance December 31, 2015	35,101,750	3,510	50,000	5	-	-	310,183	(969,609)	(655,911)
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,095,036	110					2,901		3,011
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,285,560	129					3,406		3,535
Issuance of common shares upon partial conversion of note at $0.003355 per share	906,533	91					2,950		3,041
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,500,000	150					600		750
Issuance of Series B Preferred shares as part consideration for license agreement					25,000	3			3
Issuance of common shares upon conversion of 3,400 shares of Series B Preferred Stock	1,700,000	170		-	(3,400)	(1)	(170)		(1)
Additional paid in capital from derivative liability on debt conversion		-		-			10,152	-	10,152
Issuance of Series B Preferred shares as	-	-	-	-			-		-
payment for inventory					10,000	1	49,999		50,000
Issuance of common shares upon conversion of 3,400 shares of Series B Preferred Stock	1,700,000	$170			(3,400)	$0	$(170)		0
Issuance of common shares upon partial conversion of note at $.0033 per share	1,584,873	$158					$5,072		5,230
Issuance of common shares upon partial conversion of note at $.0033 per share	2,194,200	$219					$7,021		7,240
Issuance of common shares upon partial conversion of note at $.0044 per share	2,000,000	$200					$8,600		8,800
Issuance of common shares upon conversion of 3,900 shares of Series B Preferred Stock	1,950,000	$195			(3,900)	$(0)	$(195)		(0)
Issuance of common shares to extend due date of a note payable at par value per share	300,000	$30							30
Issuance of Series B Preferred shares as consideration for trademark purchase					4,000	$0	$19,999		19,999
Issuance of common shares upon partial conversion of note at $.0029 per share	2,500,000	$250					$7,038		7,288
Issuance of common shares upon partial conversion of note at $.0038 per share	783,062	$78					$2,980		3,058
Issuance of common shares upon conversion of 2,200 shares of Series B Preferred Stock	1,100,000	$110			(2,200)	$(0)	$(110)		(0)
Issuance of common shares upon partial conversion of note at $.0036 per share	768,026	$77					$2,723		2,800
Issuance of common shares upon partial conversion of note at $.0028 per share	853,643	$85					$2,315		2,400
Issuance of common shares for services $0.01 per share	500,000	$50					$4,950		5,000
Additional paid in capital from derivative liability on debt conversion							$42,092		42,092
Issuance of common shares upon partial conversion of note at $.002915 per share	1,356,747	136					3,664		3,800
Issuance of common shares upon partial conversion of note at $..002915 per share	2,500,000	250					7,038		7,288
Issuance of common shares upon partial conversion of note at $.0029 per share	2,213,714	221					6,199		6,420
Issuance of common shares upon partial conversion of note at $..002915 per share	3,193,941	319					8,621		8,940
Issuance of common shares upon partial conversion of note at $..002915 per share	3,180,000	318					8,952		9,270
Issuance of common shares upon partial conversion of note at $.0029 per share	2,995,816	300					8,388		8,688
Issuance of common shares upon partial conversion of note at $.002915 per share	3,352,874	335					9,040		9,375
Issuance of common shares upon partial conversion of note at $..002915 per share	1,194,500	119					3,360		3,480
Issuance of common shares upon partial conversion of note at $..00352 per share	3,333,073	333					10,902		11,235
Issuance of common shares upon partial conversion of note at $.0039 per share	2,693,624	269					10,181		10,450
Issuance of common shares upon partial conversion of note at $.003465 per share	2,886,003	289					9,711		10,000
Issuance of common shares upon partial conversion of note at $.0029 per share	2,226,772	223					5,777		6,000
Issuance of common shares upon conversion of note payable at $.0005 per share	2,400,000	240					960		1,200
Issuance of common shares for services $.0092 per share	4,000,000	400					36,400		36,800
Issuance of common shares for services $.0092 per share	3,000,000	300					27,300		27,600
Issuance of common shares for services $.0083 per share	2,000,000	200					16,400		16,600
Issuance of common shares for services $.00083 per share	2,000,000	200					16,400		16,600
Issuance of common shares for services $.0078 per share	500,000	50					3,850		3,900
Issuance of common shares for services $.0065 per share	2,000,000	200					12,800		13,000
Issuance of common shares upon conversion of note payable at $.001 per share	3,000,000	300					2,700		3,000
Issuance of common shares upon conversion of note payable at $.0028 per share	2,516,666	251					6,997		7,248
Additional paid in capital from derivative liability on debt conversion							99,387		99,387
Issuance of common shares upon partial conversion of note at $.0025	5,000,000	500					12,000		12,500
Issuance of common shares upon partial conversion of note at $.0033	3,696,081	370					12,130		12,500
Issuance of common shares upon partial conversion of note at $.0022	5,705,841	571					11,929		12,500
Issuance of common shares upon partial conversion of note at $.002	5,750,000	575					10,925		11,500
Issuance of common shares upon partial conversion of note at $.0018	5,251,122	525					9,032		9,557
Issuance of common shares upon partial conversion of note at $.0015	6,666,667	667					9,333		10,000
Issuance of common shares upon partial conversion of note at $.0016	6,436,527	644					9,356		10,000
Issuance of common shares upon partial conversion of note at $.0017	6,679,822	668					10,354		11,022
Issuance of common shares upon partial conversion of note at $.0015	8,000,000	800					11,200		12,000
Issuance of common shares upon partial conversion of note at $.0017	7,955,721	796					12,331		13,127
Issuance of common shares upon partial conversion of note at $.0016	6,451,139	645					9,355		10,000
Issuance of common shares upon partial conversion of note at $.0012	3,231,334	323					3,677		4,000
Issuance of common shares for services $.0052 per share	2,000,000	200					10,200		10,400
Issuance of common shares for services $.0045 per share	3,500,000	350					15,400		15,750
Issuance of common shares for services $.0054 per share	3,000,000	300					15,900		16,200
Issuance of common shares for services $.0035 per share	2,000,000	200					6,800		7,000
Issuance of common shares for services $.0035 per share	1,000,000	100					3,400		3,500
Issuance of common shares for services $.0036 per share	7,900,000	790					27,650		28,440
Issuance of common shares for services $.0052 per share	2,000,000	200					10,200		10,400
Issuance of common shares for services $.005 per share	4,000,000	400					19,600		20,000
Issuance of common shares for services $.0036 per share	5,000,000	500					17,500		18,000
Issuance of common shares for services $.0032 per share	6,500,000	650					20,150		20,800
Issuance of common shares upon final conversion of note at $.0013	7,757,309	776					9,224		10,000
Additional paid in capital from derivative liability on debt conversion							155,150		155,150
Additional paid in capital from conversion of accrued interest on notes							2,836		2,836
Net Loss								(1,137,684)	(1,137,684)
Balance - December 31, 2016	225,847,976	22,586	50,000	5	26,100	3	1,232,996	(2,107,293)	(851,703)

The accompanying notes are an integral part of these financial statements.

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

Years Ended December 31, 2016 and 2015

	2016	2015

Cash flows from operating activities:
Net loss	$(1,137,684)	$(344,124)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	13,430	1,663
Provision for doubtful accounts	-	2,255
Stock Based Compensation	270,020	40,000
Interest/excess of fair value of shares to repay loan		5,450
Change in assets and liabilities
Accrued Interest Receivable	-	-
Accounts payable and accrued expenses	63,798	174,243
Security deposit	(650)	1,065
Due to related party	-	2,984
Gain on fair market value of derivatives	(242,606)
Amortization of debt discount & other financing costs	665,385	157,617
Stockholder's loan	(13,894)	(17,761)
Prepaid expenses	(15,720)	1,125
Inventory	35,977	(45,000)
Net cash used by operating activities	(361,944)	(20,483)

Cash flows from investing activities:
Purchase of equipment	(642)	-
Net cash used by investing activities	(642)	-

Cash flows from financing activities:
Repayment of bank overdraft	-	(4,748)
Proceeds from issuance of common stock	-	20
Contribution of additional paid in capital	-	7,200
Proceeds from related party advances	-	-
Repayment of stockholders' loan	-	-
Proceeds from sale of Convertible notes payable	370,645	174,418
Net cash provided by financing activities	370,645	176,890

Net increase (decrease) in cash	8,059	156,407
Cash at beginning of period	156,958	551
Cash at end of period	$165,017	$156,958

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$759
Income taxes	$1,014	$550

Non-cash investing and financing activities:
Shares issued upon acquisition of Subsidiary	$-	$20
Cancellation of shares	$-	$50
Shares issued upon settlement of debt	$-	$5,450
Common stock issued for note interest and note conversions	$636,711	$-
Preferred stock issued for debt settlement and license agreement	$70,001	$-

The accompanying notes are an integral part of these financial statements.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

Pursuant to a sale and purchase agreement dated August 19, 2015 between the Company and the Company's president, the Company acquired 100% of the equity interests in Medical Lasers Manufacturer, Inc. ("MLM") with the total purchase price of 20,000 shares of the Company's common stock at $0.001 per share. The fair value of the acquired entity was $20.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of December 31, 2016 or December 31, 2015.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value. Finished goods inventory includes hand held laser devices and their carrying cases. During the year ended December 31, 2016, the Company determined that the current market value of it's inventory was significantly lower than it's cost. This resulted from initial inventory purchases having a significantly higher cost during the earlier phase of product development. In accordance with FASB codification topic 330-10-35-1, the company has written-down its inventory to the lower of it's cost or market value which resulted in a charge of $45,475 which is presented as "Impairment loss -inventory" on the Company's statement of operations for the year ended December 31, 2016..

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

In August 2015, the Company's wholly-owned subsidiary MLM, acquired a trademark for $20,000. Due to the uncertainty of future cash flows from the trademark, management has deemed it to be impaired and recorded an impairment expense of $20,000 in 2015.

Intangible Asset- Licensing Agreement

On March 8th 2016, the company, through it's sole wholly-owned subsidiary ("Licensee"), entered into a Product and Know-How License Agreement ("Agreement") with a Florida Corporation ("Licensor") which is owned by a related party - the son of the Company's CEO. The license provides with respect to the Technology, Licensor hereby grants to Licensee an irrevocable, nontransferable, royalty-bearing license, with a right of sublicense (the “License”), throughout the Territory in the Field of Use, whether or not under the Licensed Patent, to:

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

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. The promissory note is payable 18 months from the date of issuance and bears interest at the rate of 10% per annum. The last part of the consideration in this license agreement is the royalty payments which have not taken effect yet as they are based on sales for which the company has none.

The licensing agreement is for a ten year period effective from March 8th 2016. The cost of the licensing agreement is being amortized over it's ten-year period and charged to income on a straight-line basis.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of December 31, 2016, and does not expect this to change significantly over the next 12 months.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016, the Company had $165,017 in cash equivalents and $156,958 in cash equivalents a December 31, 2015.

Recent Pronouncements

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company to annual reporting periods beginning after December 15, 2017 (that is, a public organization is required to apply the new revenue standard beginning in the first interim period within the year of adoption). Additionally, the Board decided to permit public organizations to adopt the new revenue standard early, but not before the original public organization effective date (that is, annual periods beginning after December 15, 2016). A public organization should apply the new revenue standard to all interim reporting periods within the year of adoption.The Company has evaluated the impact of this ASU on the consolidated financial statements and has determined, at this time, the ASU's implementation would not have a material impact on revenue recognition. See below - Accounting Standards Update 2016-10 - Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing

On January 05, 2016, the FASB completed its Classification and Measurement of Financial Instruments project by issuing ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance improves certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the impact of its pending adoption of this ASU on the Company’s consolidated financial statements will be material.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

In March 2016, the FASB issued Accounting Standards Update 2016-09 Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The Board is issuing this Update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB Statement No. 123(R), Share-Based Payment. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update 2016-10 - Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to the performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at December 31, 2016 and December 31, 2015:

	2016	2015
Computer equipment	$8,956	$8,314
Less: accumulated depreciation	(7,085)	(6,155)

	$1,871	$2,159

Depreciation expense for the years ended December 31, 2016 and December 31, 2015 was $930 and $1,663, respectively.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at December 31, 2016 and December 31, 2015, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended December 31, 2016 and 2015 a stockholder of the Company advanced the Company $-0- and $39,355 respectively. The loan has a balance of $8,955 at December 31, 2016 and a balance of $20,899 as of December 31, 2015. The loan bears no interest and is payable on demand.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company's common stock at $0.0001 per share. Subsequently, in 2014, in a private transactions, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500,000 shares of the Company's common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400,000 shares of the Company's common stock. At December 31, 2016 and December 31, 2015, the loan had balance was $100 and $100, respectively.

At December 31, 2016 and December 31, 2015, the Company was indebted to a stockholder in the amount of $1,500 and $1,500, respectively. The loan has an interest rate of 26.7%. Principal and accrued interest were due and payable on January 1, 2014.

In February 2016, the Company issued a promissory note to a stockholder in the amount of $7,000 with interest at the rate of 6% per annum. On September 6, 2016 the note holder converted the entire principal balance and accrued interest into common stock and therefore at December 31, 2016 there is no principal balance remaining on the note.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

In March and April 2014, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
March 2014	$50	$0.0001	500,000
April 2014	$40	$0.0001	400,000

Subsequent to these conversions there remains $125 in note principal outstanding at December 31, 2016.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company's common stock at $0.0006 per share. At December 31, 2016 and December 31 2015, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company's common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 22,562,213 shares at December 31, 2016 and 3,506,665 shares at December 31, 2015.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

In October 2014, the note holder converted $1,100 of note principal into 1,100,000 of the Company's common stock.The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 22,562,213 shares at December 31, 2016 and 3,506,665 shares at December 31, 2015.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company's common stock. At December 31, 2016 and December 31, 2015, the remaining principal balance on this portion of the note is $715 and $3,715 respectively.

Note Payable-MC #1

In August 2013, the note holder/stockholder who received the $4,475 in principal from the aforementioned noteholder, converted $700 of note principal into 700,000 shares of the Company's common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. The remaining principal balance on this portion of the note at December 31, 2016 and December 31, 2015 is $2,075. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 22,562,213 shares at December 31 2016 and 3,506,665 shares at December 31, 2015.

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company's common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. The entire pricipal balnce in the amount of $3,000 remains due on the note at December 31, 2016 and December 31, 2015

Convertible Note Payable-VV to LG (8%)#1

In July 2015, the Company issued a convertible note payable in the principal amount of $59,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company's common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at December 31,2016.

Convertible Note Payable-VV (8%) #2

In August 2015, the Company issued a convertible note payable in the principal amount of $38,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company's common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at December 31, 2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Convertible Note Payable-LGC(8%)

On October 8, 2015, the Company issued a convertible note payable in the principal amount of $31,000 with an Original Issue Discount of $1,500. The note matures on October 8, 2016 and bears interest at 8%. The note holder has the right at any time to convert any part or all of the outstanding unpaid principal balance into shares of the Company's common stock at the discounted rate of 58% of the lowest market trading price during the 20 days prior to and including the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at December 31,2016.

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

On September 27, 2016 the remaining $40,000 in principal balance and accrued interest on the note was sold in a private transaction to another investor and the Company issued a replacement note in the amount of $50,000. Both of the above noted transactions which took place on May 2, 2016 and September 27, 2016 respectively, resulted in a loss on the extinguishment of the original debt in the amount of $4,733 from deeming accrued interest in excess of actual accruals. This loss is reported in the statement of operations for the year ended December 31, 2016. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at December 31,2016.

As a result of the aforementioned transactions and conversions, there is no principal balance remaining on the original $100,000 note as of December 31,2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at December 31,2016.

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

During the months of May, June and July 2016, the holder of the above $35,000 Note converted all of the principal to common stock thereby leaving no principal balance payable on the note as of December 31, 2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Convertible Note Payable-LGC (8%)

On January 7 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). Under the Purchase Agreement, on March 15, 2016 and June 15, 2016, the Company and the Investor conducted additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46, 803, respectively (see Convertible Notes Payable-LGC (8%) BEN below). At December 31, 2016 the entire principal balance of $105,000 remains outstanding on the convertible note issued on January 7, 2016.

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

In accordance with the terms of the Purchase Agreement, the investor and the Company closed on the two outstanding notes ($50,000 and $46,803) in May and June 2016. The Company received the cash funding. As of December 31, 2016 the entire remaining principal balances of $50,000 and $46,803 respectively are outstanding.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 ("the Note"). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company's common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. The entire principal balance in the amount of $57,750 was outstanding on the note at December 31, 2016.

Convertible Notes Payable-LG (9%)

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

Convertible Notes Payable-BBCG (9%)

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

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at December 31, 2016 as follows:

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

12/31/2016	Remaining	Original		Deferred	Total
	Principal	Issue	Derivative	Financing	Convertible	Derivative
Debt	Amount	Discount	Discount	Costs	Notes Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - MC #1	2,075				2,075
Note Payable - NW	715				715
Note Payable - MC #2	3,000				3,000
Convertible Note Payable - LGC (8%)	105,000		(3,400)	(1,145)	100,455	21,395
Convertible Note Payable - LGC (8%) BEN	50,000		(3,546)		46,454	27,675
Convertible Note Payable - LGC (8%) BEN	46,803				46,803
Convertible Note Payable - LGC (9%)	50,000		(20,513)		29,487	36,449
Convertible Note Payable - CB (5%) (Original $35k)	-		-		-	918
Convertible Note Payable - LGC (8%)		(329)			(329)
Convertible Notes Payable- VV (8%) #2				(680)	(680)
Convertible Notes Payable- SO-B (8%) (Original $60k)					-
Convertible Notes Payable- SO (8%)	57,750	(1,769)	(42,152)	(1,671)	12,158	58,355
Convertible Notes Payable- BBCG (9%)	157,895	(6,565)			151,330
	$473,423	$(8,663)	$(69,611)	$(3,496)	$391,653	$144,792

As of December 31, 2016, the convertible notes payable can be converted into approximately 130,404,308 shares of common stock.

Note 6. DERIVATIVES AND FAIR VALUE INSTRUMENTS

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and the 9% Convertible Note payable issued October 1, 2016. Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date. The Company records the fair value of the Convertible Notes Payable and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and the 9% Convertible Note payable issued October 1, 2016, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and December 31, 2016. The primary assumptions include: projected annual volatility of 98%-223%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of December 31, 2016 the Company’s derivative financial instruments included:

1) Embedded derivatives associated with certain of the Company’s unsecured convertible notes payable. The Company’s 5 % convertible notes payable and 8% convertible notes payable and 9% convertible note payable issued to five unrelated investors is a hybrid instrument, which warrants separate accounting as a derivative instrument. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the Derivative Liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes Payable. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes. The embedded derivative feature includes the conversion feature within the notes and an early redemption option. The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

The 5% Convertible Note Payable and the 8% Convertible Notes Payable and the 9% convertible note payable are valued at December 31, 2016. The following assumptions were used for the valuation of the embedded derivative:

- The stock price of $0.0073 decreased to $0.0032 in this period (variable conversion price) would fluctuate with the Company projected volatility;

- An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

- Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

- Capital raising events (a single financing at 1 month from the valuation date) are a factor for the VV to LG Convertible Note. The full reset events projected to occur based on future stock issuance (single event) resulting in a reset exercise price.

- The monthly trading volume would average $191,645 and would increase at 5% per month;ownership limits conversion across LG’s 6 notes based on 4.99% with shares outstanding increasing monthly by 1%.

- The variable conversion price of 50% to 58% over 3 to 20 trading days would have effective rates of 39.17% to 53.21%;

- The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

- The projected annual volatility for each valuation period was based on the historical volatility of the company:

9/30/2016	101%	12/8/2016	189%
10/1/2016	215%	12/12/2016	159%
10/5/2016	215%	12/14/2016	204%
10/10/2016	166%	12/19/2016	223%
11/2/2016	160%	12/20/2016	167%
11/7/2016	202%	12/23/2016	206%
11/18/2016	98%	12/29/2016	215%
11/22/2016	205%	12/31/2016	164%

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at December 31, 2016 as follows:

Convertible Note	Derivative Treatment Date	Maturity Date	Principal Note Amount	Original Derivative Valuation	Derivative Valuation December 31, 2015	Quarter Ended March 31, 2016 Conversions	Quarter Ended March 31, 2016 Mark-to- Market	Derivative Valuation March 31, 2016	Quarter Ended June 30, 2016 Conversions	Quarter Ended June 30, 2016 Issuances	Quarter Ended June 30, 2016 Mark-to- Market	Derivative Valuation June 30, 2016	Quarter Ended Sept. 30, 2016 Conversions	Quarter Ended Sept. 30, 2016 Issuances	Quarter Ended Sept. 30, 2016 Mark-to- Market	Derivative Valuation Sept. 30, 2016	Quarter Ended Dec. 31, 2016 Conversions	Quarter Ended Dec. 31, 2016 Issuances	Quarter Ended Dec. 31, 2016 Mark-to- Market	Derivative Valuation Dec. 31, 2016

8% Convertible Note Payable- issued 10/8/2015	10/8/2015	10/8/2015	$31,000	$58,779	$56,366		$(4,203)	$52,163			$(20,977)	$31,186	$(7,521)		$(3,858)	$19,807	$(28,447)		$8,640	$-

5 % Convertible Note- Payable - issued 6/12/2015	12/9/2015	12/12/2015	100,000	37,827	35,176		(2,883)	32,293	(11,835)		9,106	29,564	(24,318)		50,910	56,156	(18,994)		(37,162)	-

8% Convertible Notes Payable- issued 6/25/2015	12/22/2015	1/7/2017	59,000	56,956	66,075	$(10,151)	3,285	59,209	(8,604)		(9,573)	41,032	(46,218)		5,186	-			-	-

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	105,000	87,287	-		39,919	127,206			(58,513)	68,693			15,936	84,629			(60,828)	23,801

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	50,000	68,124	-		21,773	89,897			(35,511)	54,386			13,530	67,916	(46,487)		(12,054)	9,375

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	3/7/2017	50,000	87,538	-		1,171	88,709			(34,869)	53,840			15,305	69,145			(32,696)	36,449

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	1/7/2017	46,803	82,115	-		1,101	83,216			(32,498)	50,718			14,396	65,114			(49,220)	15,894

8% Convertible Notes Payable- issued March 7, 2016	4/12/2016	1/7/2017	35,863		-		-	-	(21,595)	64,124	(21,304)	21,225	(21,330)		1,315	1,210			(292)	918

8% Convertible Notes Payable- issued October 1, 2016	10/1/2016	10/1/2017	50,000					-				-				-	(65,483)	74,707	(9,224)	-

8% Convertible Notes Payable- issued May 2, 2016	10/1/2016	5/2/2017	57,750															76,869	(18,514)	58,355
			$585,416	$478,626	$157,617	$(10,151)	$60,163	$532,693	$(42,034)	$64,124	$(204,139)	$350,644	$(99,387)	$-	$112,720	$363,977	$(159,411)	$151,576	$(211,350)	$144,792

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

The Company's total mark-to-market fair value adjustment (income)/expense) for the year ended December 31, 2016 amounted to ($242,606) as follows:

Mark-to market fair value adjustment for the quarter ended March 31, 2016	$60,163
Mark-to market fair value adjustment for the quarter ended June 30, 2016	(204,139)
Mark-to market fair value adjustment for the quarter ended September 30, 2016	112,720
Mark-to market fair value adjustment for the quarter ended December 31, 2016	(211,350)
Total mark-to market fair value adjustment for the year ended December 31, 2016	$(242,606)

Note 7. STOCKHOLDERS' EQUITY

The Company has authorized 1,500,000,000 shares of common stock with a par value of $0.0001 per share. There were 225,847,976 and 35,101,750 shares of common stock issued and outstanding at December 31, 2016 and December 31, 2015, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At December 31, 2016 and December 31, 2015, 50,000 shares of Series A preferred stock were issued and outstanding. The preferred stock has preferential voting rights of 100 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At December 31, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at December 31, 2016. The Series B preferred stock has no voting rights. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

During the quarter ended March 31, 2015, the Company issued an aggregate 2,800,000 shares of common stock at prices between $0.001 and $0.005 per share as partial conversion of notes.

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

December 31, 2016

During the quarter ended December 31, 2015, the Company issued 500,000 shares of common stock at $0.01 per share for services provided to the Company.

During the quarter ended December 31, 2015, the Company issued 200,000 shares of common stock at $0.01 per share to an investor.

During the quarter ended March 31, 2016, the Company issued an aggregate 4,787,129 shares of common stock at prices ranging from $0.00275 to $0.003355 per share as partial conversion of notes.

During the quarter ended March 31, 2016, the Company issued 1,700,000 shares of common stock upon conversion of 3,400 shares of Series B preferred stock.

During the quarter ended March 31, 2016, the Company issued 10,000 shares of Series B Preferred stock in settlement of the $50,000 liability to a related party for the purchase of inventory.

During the quarter ended June 30, 2016, the Company issued an aggregate 10,683,804 shares of common stock at prices ranging from $0.0028 to $0.0044 per share as partial conversion of notes.

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

During the quarter ended September 30, 2016, the Company issued an aggregate 39,043,730 shares of common stock at prices ranging from $0.0001 to $0.0092 per share as partial conversion of notes.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

During the quarter ended September 30, 2016, the Company issued 4,000,000 shares of common stock at $0.0092 per share for services provided to the Company.

During the quarter ended September 30, 2016, the Company issued an aggregate 13,500,000 shares of common stock at prices ranging from $0.0001 to $0.0092 per share for services provided to the Company.

During the quarter ended December 31, 2016, the Company issued an aggregate 78,581,563 shares of common stock at prices ranging from $0.0012 to $0.0054 per share as partial conversion of notes.

During the quarter ended December 31, 2016, the Company issued an aggregate 36,900,000 shares of common stock at prices ranging from $0.0012 to $0.0054 per share for services provided to the Company.

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company's President and stockholder for $525 per month which amounted to $6,300 for the year-ended December 31, 2016. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the year-ended December 31, 2016 was $1,286. On September 12th 2016 the Company entered into a commercial lease agreement for office premises at a cost of $650 per month for a one-year term with the option to renew for one extended term of three years. The cost of this space for the year ended December 31, 2016 was $1,950.

Total rent expense for the year ended December 31, 2016 and 2015, totaled $9,536 and $6,483.

The Company has agreements with consultants for ongoing services to be rendered with the following commitments:

	Commitment	Term
Consultant - FDA requirements and compliance	$2,000 per month	12 Months
Consultant - capital formation and market services	Various equity percentage issuances of restricted stock for fundings	6 Months
Consultant - tradeshow attendance, strategy and collaboration, coordination regarding FDA compliance, manufacturing operations, sales and marketing, other related services	$10,000 per month (payable quarterly in cash or common stock from the 2016 Equity Incentive Plan)	12 Months

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Note 9. INCOME TAXES

The Company's deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized and has therefore recorded a full valuation allowance. The following represents the NOLs incurred by the Company on a per year basis and the resulting estimated deferred tax asset and valuation allowance:

Year Ended December 31,	Net Operating Loss	Estimated Deferred Tax Asset

2010	$4,457	$1,917
2011	34,325	14,760
2012	174,024	74,830
2013	114,267	49,135
2014	294,880	126,798
2015	121,619	52,296
2016	382,095	164,301
Total	$1,125,667	$484,037

Less: Valuation Allowance		$(484,037)

Net Deferred Tax Asset		$-

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	December 31, 2016	December 31, 2015

Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	9%	9%
Valuation allowance	(43)%	(43)%
Effective income tax rate	0%	0%

As of December 31, 2016, the Company has a net operating loss carryforward of approximately $1,125,667 to reduce future federal taxable income which begins to expire in the year 2030. The Company is also subject to corporate taxes in the State of New Jersey which has similar net operating loss carryover provisions which start to expire in the year 2030.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's open tax years beginning in tax year 2013 are subject to federal and state tax examinations.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Note 10. RELATED PARTY TRANSACTIONS

In August 2015, the Company acquired 100% of the issued and outstanding common stock of Medical Lasers Manufacturer, Inc. ("MLM") from a stockholder and officer of the Company for 20,000 common shares which were valued at $0.001 per share. All intercompany transactions were eliminated during consolidation.

As more fully described in Note 3 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of September 30:

	2016	2015
Due to Related Party	$8,921	$8,921
Due to Officer/Stockholder	10,555	8,446
Due to other Stockholders	5,975	49,300
Total Related Party Obligations	$25,451	$66,667

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five-year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company's CEO is $100,000 per annum which has been accrued for the years ended December 13, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. During the year ended December 31, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

The Company has incurred losses from inception of approximately $2,107,293 which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of its flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

On December 6th, 2016 the company amended the terms of the Plan and filed an S-8 Registration Statement with the Securities and Exchange Commission ("SEC") increasing the number of shares permitted to be issued under the Plan to 32,000,000.

During the year ended December 31, 2016, the Company issued from the Plan a total of 24,900,000 shares of common stock to non-employees for services rendered. As of December 31, 2016 there is a balance of 27,100,000 shares available for future issuance under the Medifirst Solutions, Inc. 2016 Equity Incentive Plan.

Note 13. SUBSEQUENT EVENTS

Subsequent to the fiscal year ended December 31, 2016, the Company issued an aggregate of 43,000,000 shares of Common Stock for services rendered by consultants and professionals.

Subsequent to the fiscal year ended December 31, 2016, the Company issued an aggregate 112,497,708 shares of Common Stock upon conversions of an aggregate principal amount equal to approximately $141,573 outstanding convertible promissory notes.

Subsequent to the fiscal year ended December 31, 2016, the Company issued an aggregate of 9,050,000 shares of Common Stock upon conversion of an aggregate of 18,100 shares of Series B Preferred.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, management used the criteria established in the 2013 Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2016 due to a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Additionally, the Company does not have a formal audit committee and is not currently required to have one, and the Board of Directors does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

Management's assessment was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer and director and his age are as follows:

Executive Officers and Directors

Name	Age	Office	Since
Bruce Schoengood	58	Chief Executive Officer and Director	March 16, 2011

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that a Form 4 for Bruce Schoengood was filed late.

Code of Ethics

We do not currently have a Code of Ethics, as defined under the rules and regulations of the Exchange Act. The Company does not believe a Code of Ethics is necessary because the Company only has only one person serving as the sole officer, director and employee.

Nomination Process

As of December 31, 2016, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the board of directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below sets forth all cash compensation paid or proposed to be paid by us to our chief executive officer, or only executive officer, for services rendered in all capacities to the Company during fiscal year and 2015 and 2016.

Summary Compensation Table

Name and Principal Position	Fiscal year Ended December 31	Salary ($)	Bonus ($)	Other Annual Compensation ($)	TOTAL
Bruce Schoengood, CEO	2015	$100,000	0	$0.00	$100,000
	2016	$100,000	0	$0.00	$100,000

Compensation Policy

Our sole director and officer currently earns $100,000 annual salary.

Stock Grants or Awards

In May 2014, in consideration for his services, the Company issued Bruce Schoengood, its Chief Executive Officer, 50,000 shares of its Series A Preferred Stock, which shares provide for a voting right of 2,000 per share, are not convertible and are not entitled to dividends or liquidation preferences or distributions.

In July 2015, the Company issued Bruce Schoengood 3,175,000 shares of Common Stock in consideration of his continued services provided to the Company.

In July 2016, the Company issued Bruce Schoengood 350,000 shares of Common Stock in consideration of his continued services provided to the Company.

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

Name of beneficial owner	Amount of Beneficial ownership	Percent of class(2)
Bruce Schoengood(1)	6,195,000	1.57%

(1) Does not include 50,000 shares of Series A Preferred stock held by Mr. Schoengood. Although the Series A Preferred shares are not convertible they provide for a voting right of 2,000 per share, which voting privilege, along with common stock owned by Mr. Schoengood, constitutes approximately 21.65% of the voting rights of the Company.

(2) The percent of class is based on 390,395,684 shares of common stock issued and outstanding as of March 31, 2017.

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

In May 2014, in consideration for his services, the Company issued Bruce Schoengood, its Chief Executive Officer, 50,000 shares of its Series A Preferred Stock, which shares provide for a voting right of 2,000 per share, are not convertible and are not entitled to dividends or liquidation preferences or distributions. In July 2015 and 2016, the Company issued Bruce Schoengood an aggregate amount of 3,525,000 shares of Common Stock in consideration of his continued services provided to the Company.

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

On August 22, 2016, the Company entered into a Consulting Agreement with Bradley Schoengood, the son of the Company’s chief executive Officer, Bruce Schoengood, pursuant to which the Company agreed to pay $10,000 per month for Bradley Schoengood’s services to the Company with respect to (i) setting up and maintaining compliance under FDA rules and regulations in connection with the sale of Company products; (ii) coordinating with the Company’s consultants and technicians engaged to advance any 510(k) applications to be filed on behalf of the Company for any of its pipeline products; (iii) coordinating with the Company’s manufacturer to produce any of the Company products; (iv) coordinating and developing marketing for the Company’s products; (v) attending tradeshows; and (vi) developing and hiring a product sales and marketing team. In lieu of cash payment, the Company, at its sole discretion, may make payments under this Consulting Agreement pursuant to its equity incentive plans.

No director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member living with such persons, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2016 or December 31, 2015 or December 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fruci & Associates II, PLLC serve as our independent registered public accounting firm and audit our financial statements for the year ended December 31, 2106. Prior to Fruci & Associates II, PLLC, David Aronson, CPA served as our independent registered public accounting firm for the year ended December 31, 2014 and through the quarterly period ended June 30, 2015. In 2015, the Company was informed that the PCAOB revoked the registration of David Aronson, CPA. Accordingly, as reflected in the Report of Independent Registered Public Accounting Firm on our financial statements included herein, Fruci & Associates II, PLLC also re-audited our financial statements for the year ended December 31, 2014. Anton & Chia, LLP served as our independent registered public accounting firm for the quarterly period ended September 30, 2015. The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2016 and 2015.

	December 31,	December 31,
	2016	2015
Audit fee	$15,300	$9,850
Audit related fees	2,250	-
Tax fees	-	1,325
All other fees	-	-
TOTAL	$17,550	$11,175

Audit Fees

“Audit Fees” consist of fees billed for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years. Audit fees expenses for professional services rendered in respect to the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and 2015, were $15,300 and 9,850.

Audit Related Fees

“Audit Related Fees” consist of fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported as “Audit Fees.” For the years ended December 31, 2016 and December 31, 2015 the aggregate “Audit Related Fees” were $-0- and $-0-, respectively.

Tax Fees

“Tax Fees” consist of fees billed for professional services for tax compliance, tax advice, and tax planning. Tax preparation fees expenses for professional services in respect to the filing of the Company’s income taxes for the years ended December 31, 2015 and 2016 were $2,194 and $1,325 respectively. The Company’s 2016 income tax returns are currently on extension until October 15, 2017.

All Other Fees

Fees billed by the Company internal CPA firm, not related to audit or other services as described above, during the years ended December 31, 2016 and 2015 were $8,750 and $2,000 respectively, and such fees were related to bookkeeping and financial statement preparation services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation filed on November 8, 2010(1)

3.2	Certificate of Amendment to Articles of Incorporation filed on March 28, 2011(1)

3.3	By-laws adopted on November 15, 2010(1)

3.4	Certificate of Amendment to Articles of Incorporation filed on December 19, 2011(1)

3.5	Certificate of Amendment to Articles of Incorporation filed on November 19, 2015(6)

3.6	Certificate of Designation of Series B Convertible Preferred Stock filed on September 24, 2015(3)

3.7	Amended Certificate of Designation of Series A Preferred Stock filed on October 15, 2015(6)

4.1	Specimen Common Stock Certificate(1)

4.2	Convertible Debenture, dated June 12, 2015(6)

4.3	8% Convertible Redeemable Note due October 8, 2016(6)

4.4	5% Convertible Promissory Note due October 12, 2016(6)

4.5	Promissory Note, dated March 8, 2016(3)

4.6	8% Convertible Redeemable Note due January 7, 2017(5)

4.7	8% Convertible Redeemable Back End Note due January 7, 2017(5)

4.8	8% Convertible Redeemable Replacement Note due January 7, 2017(5)

4.9	8% Convertible Redeemable Note due March 7, 2017(6)

4.10	8% Convertible Redeemable Back End Note due March 7, 2017(6)

4.11	8% Convertible Redeemable Replacement Note due February 28, 2017(6)

4.12	8% Convertible Redeemable Note due May 2, 2017(9)

4.13	8% Convertible Redeemable Replacement Note due May 2, 2017(9)

4.14	Medifirst Solutions, Inc. 2016 Equity Incentive Plan(10)

4.15	Convertible Redeemable Note due March 27, 2018(11)

4.16	Convertible Redeemable Replacement Note due March 27, 2018(11)

4.17	Medifirst Solutions, Inc. MFST Equity Incentive Plan(12)

10.1	Asset Purchase Agreement, dated October 31, 2014, between Dr. Park Avenue Inc. and Dr. Park Ave.(2)

10.2	Agreement and Plan of Reorganization, dated August 19, 2015(4)

10.3	Sale and Purchase Agreement for Goods, dated August 25, 2015(6)

10.4	Trademark Purchase Agreement, dated August 21, 2015(6)

10.5	Securities Purchase Agreement, dated January 7, 2016(5)

10.6	Product and Know-How License Agreement(3)

10.7	Employment Agreement between the Company and Bruce Schoengood(6)

10.8	Securities Purchase Agreement, dated May 2, 2016(9)

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 30, 2011.

(2)	Incorporated by reference to the Company’s report on Form 8-K filed November 6, 2014.

(3)	Incorporated by reference to the Company’s report on Form 8-K filed March 14, 2016.

(4)	Incorporated by reference to the Company’s report on Form 8-K filed August 21, 2015.

(5)	Incorporated by reference to the Company’s report on Form 8-K Filed January 14, 2016.

(6)	Incorporated by reference to the Company’s report on Form 8-K filed June 25, 2016.

(7)	Incorporated by reference to the Company’s report on Form 8-K filed December 31, 2016.

(8)	Incorporated by reference to the Company’s report on Form 10-K filed April 14, 2016.

(9)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2016.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 2, 2016.

(11)	Incorporated by reference to the Company’s Form 8-K filed October 17, 2016.

(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed December 8, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 6, 2017	MEDIFIRST SOLUTIONS, INC.

	By:	/s/ Bruce Schoengood
Bruce Schoengood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Bruce Schoengood	President, Chief Executive Officer,	April 6, 2017
	Bruce Schoengood	Principal Financial Officer, Director

