Form 10-Q
period 2017-03-31
Medifirst Solutions, Inc.
filed 2017-05-22
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(check one)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2017, there were 498,264,499 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

1

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Medifirst Solutions, Inc.

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$101,768	$165,017
Inventory	25,430	14,023
Prepaid items	-	15,720
Total current assets	127,198	194,760

Property, Plant and Equipment, net	1,711	1,871

Other Assets
Security Deposit	650	650
Intangible Asset -License Agreement, net	127,502	137,502
Total other assets	128,152	138,152

Total Assets	$257,061	$334,783

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$83,572	$75,368
Accrued expenses - officer's compensation	415,197	405,197
Due to related party	8,921	8,921
Loans payable - stockholders	16,630	10,555
Note Payable for license agreement	150,000	150,000
Convertible notes payable	178,628	391,653
Derivative Liabilities	504,823	144,792
Total current liabilities	1,357,771	1,186,486

Commitments & Contingencies (Note 8)	-	-

Stockholders' Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 50,000 and 50,000 shares issued and outstanding, respectively	5	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 8,000 and -0- shares issued and outstanding, respectively	1	3
Common stock, $0.0001 par value; 1,500,000,000 shares authorized, 390,395,684 and 225,847,976 shares issued and outstanding, respectively	39,041	22,586
Additional paid in capital	1,809,234	1,232,996
Accumulated deficit	(2,948,991)	(2,107,293)
Total Stockholders' Equity	(1,100,710)	(851,703)

Total Liabilities & Stockholders' Equity	$257,061	$334,783

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Product sales, net	$9,995	$-
	9,995	-
Cost of goods sold	353	-
Gross income	9,642	-

Expenses:
Officer's compensation	25,000	25,000
Advertising and promotion	19,797	1,623
Computer and internet	206	120
Consulting fees	189,300	20,798
Professional fees	124,265	24,560
Rent	3,822	2,071
Travel	6,505	260
Dues and subscriptions	1,083	-
Other	25,343	9,371
	395,321	83,803

Net loss from Operations before other income, expenses	(385,679)	(83,803)

Other income and (expense)
Interest expense	(91,034)	(191,815)
Interest income	-	1,167
Loss on extinguishment of debt	-	-
Change in fair value -derivatives	(364,985)	(60,163)

Net loss before provision for income tax	$(841,698)	$(334,614)

Provision for income taxes	-	-

Net Loss	$(841,698)	$(334,614)

Loss per common share - Basic and fully diluted	$(0.003)	$(0.009)

Weighted average number of shares outstanding - Basic and fully diluted	329,731,464	38,705,017

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Stock		Preferred Class A		Preferred Class B		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2016	35,101,750	3,510	50,000	5	-	-	310,183	(969,609)	(655,911)

Issuance of common shares upon partial conversion of note at $0.00275 per share	1,095,036	110	-	-	-	-	2,901	-	3,011
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,285,560	129	-	-	-	-	3,406	-	3,535
Issuance of common shares upon partial conversion of note at $0.003355 per share	906,533	91	-	-	-	-	2,950	-	3,041
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,500,000	150	-	-	-	-	600	-	750
Issuance of Series B Preferred shares as part consideration for license agreement	-	-	-	-	25,000	3	-	-	3
Issuance of common shares upon conversion of 3,400 shares of Series B Preferred Stock	1,700,000	170	-	-	(3,400)	(1)	(170)	-	(1)
Additional paid in capital from derivative liability on debt conversion	-	-	-	-	-	-	10,152	-	10,152
Issuance of Series B Preferred shares as payment for inventory	-	-	-	-	10,000	1	49,999		50,000
Issuance of common shares upon conversion of 3,400 shares of Series B Preferred Stock	1,700,000	$170	-	-	(3,400)	$0	$(170)	-	0
Issuance of common shares upon partial conversion of note at $.0033 per share	1,584,873	$158	-	-	-	-	$5,072	-	5,230
Issuance of common shares upon partial conversion of note at $.0033 per share	2,194,200	$219	-	-	-	-	$7,021	-	7,240
Issuance of common shares upon partial conversion of note at $.0044 per share	2,000,000	$200	-	-	-	-	$8,600	-	8,800
Issuance of common shares upon conversion of 3,900 shares of Series B Preferred Stock	1,950,000	$195	-	-	(3,900)	$(0)	$(195)	-	(0)

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Stock		Preferred Class A		Preferred Class B		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Issuance of common shares to extend due date of a note payable at par value per share	300,000	$30	-	-	-	-	-	-	30
Issuance of Series B Preferred shares as consideration for trademark purchase	-	-	-	-	4,000	$0	$19,999	-	19,999
Issuance of common shares upon partial conversion of note at $.0029 per share	2,500,000	$250	-	-	-	-	$7,038	-	7,288
Issuance of common shares upon partial conversion of note at $.0038 per share	783,062	$78	-	-	-	-	$2,980	-	3,058
Issuance of common shares upon conversion of 2,200 shares of Series B Preferred Stock	1,100,000	$110	-	-	(2,200)	$(0)	$(110)	-	(0)
Issuance of common shares upon partial conversion of note at $.0036 per share	768,026	$77	-	-	-	-	$2,723	-	2,800
Issuance of common shares upon partial conversion of note at $.0028 per share	853,643	$85	-	-	-	-	$2,315	-	2,400
Issuance of common shares for services $0.01 per share	500,000	$50	-	-	-	-	$4,950	-	5,000
Additional paid in capital from derivative liability on debt conversion	-	-	-	-	-	-	$42,092	-	42,092
Issuance of common shares upon partial conversion of note at $.002915 per share	1,356,747	136	-	-	-	-	3,664	-	3,800
Issuance of common shares upon partial conversion of note at $..002915 per share	2,500,000	250	-	-	-	-	7,038	-	7,288
Issuance of common shares upon partial conversion of note at $.0029 per share	2,213,714	221	-	-	-	-	6,199	-	6,420
Issuance of common shares upon partial conversion of note at $..002915 per share	3,193,941	319	-	-	-	-	8,621	-	8,940
Issuance of common shares upon partial conversion of note at $..002915 per share	3,180,000	318	-	-	-	-	8,952	-	9,270
Issuance of common shares upon partial conversion of note at $.0029 per share	2,995,816	300	-	-	-	-	8,388	-	8,688
Issuance of common shares upon partial conversion of note at $.002915 per share	3,352,874	335	-	-	-	-	9,040	-	9,375
Issuance of common shares upon partial conversion of note at $..002915 per share	1,194,500	119	-	-	-	-	3,360	-	3,480
Issuance of common shares upon partial conversion of note at $..00352 per share	3,333,073	333	-	-	-	-	10,902	-	11,235
Issuance of common shares upon partial conversion of note at $.0039 per share	2,693,624	269	-	-	-	-	10,181	-	10,450
Issuance of common shares upon partial conversion of note at $.003465 per share	2,886,003	289	-	-	-	-	9,711	-	10,000
Issuance of common shares upon partial conversion of note at $.0029 per share	2,226,772	223	-	-	-	-	5,777	-	6,000
Issuance of common shares upon conversion of note payable at $.0005 per share	2,400,000	240	-	-	-	-	960	-	1,200
Issuance of common shares for services $.0092 per share	4,000,000	400	-	-	-	-	36,400	-	36,800
Issuance of common shares for services $.0092 per share	3,000,000	300	-	-	-	-	27,300	-	27,600
Issuance of common shares for services $.0083 per share	2,000,000	200	-	-	-	-	16,400	-	16,600
Issuance of common shares for services $.00083 per share	2,000,000	200	-	-	-	-	16,400	-	16,600

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Stock		Preferred Class A		Preferred Class B		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Issuance of common shares for services $.0078 per share	500,000	50	-	-	-	-	3,850	-	3,900
Issuance of common shares for services $.0065 per share	2,000,000	200	-	-	-	-	12,800	-	13,000
Issuance of common shares upon conversion of note payable at $.001 per share	3,000,000	300	-	-	-	-	2,700	-	3,000
Issuance of common shares upon conversion of note payable at $.0028 per share	2,516,666	251	-	-	-	-	6,997	-	7,248
Additional paid in capital from derivative liability on debt conversion	-	-	-	-	-	-	99,387	-	99,387
Issuance of common shares upon partial conversion of note at $.0025	5,000,000	500	-	-	-	-	12,000	-	12,500
Issuance of common shares upon partial conversion of note at $.0033	3,696,081	370	-	-	-	-	12,130	-	12,500
Issuance of common shares upon partial conversion of note at $.0022	5,705,841	571	-	-	-	-	11,929	-	12,500
Issuance of common shares upon partial conversion of note at $.002	5,750,000	575	-	-	-	-	10,925	-	11,500
Issuance of common shares upon partial conversion of note at $.0018	5,251,122	525	-	-	-	-	9,032	-	9,557
Issuance of common shares upon partial conversion of note at $.0015	6,666,667	667	-	-	-	-	9,333	-	10,000
Issuance of common shares upon partial conversion of note at $.0016	6,436,527	644	-	-	-	-	9,356	-	10,000
Issuance of common shares upon partial conversion of note at $.0017	6,679,822	668	-	-	-	-	10,354	-	11,022
Issuance of common shares upon partial conversion of note at $.0015	8,000,000	800	-	-	-	-	11,200	-	12,000
Issuance of common shares upon partial conversion of note at $.0017	7,955,721	796	-	-	-	-	12,331	-	13,127
Issuance of common shares upon partial conversion of note at $.0016	6,451,139	645	-	-	-	-	9,355	-	10,000
Issuance of common shares upon partial conversion of note at $.0012	3,231,334	323	-	-	-	-	3,677	-	4,000
Issuance of common shares for services $.0052 per share	2,000,000	200	-	-	-	-	10,200	-	10,400
Issuance of common shares for services $.0045 per share	3,500,000	350	-	-	-	-	15,400	-	15,750
Issuance of common shares for services $.0054 per share	3,000,000	300	-	-	-	-	15,900	-	16,200
Issuance of common shares for services $.0035 per share	2,000,000	200	-	-	-	-	6,800	-	7,000
Issuance of common shares for services $.0035 per share	1,000,000	100	-	-	-	-	3,400	-	3,500
Issuance of common shares for services $.0036 per share	7,900,000	790	-	-	-	-	27,650	-	28,440
Issuance of common shares for services $.0052 per share	2,000,000	200	-	-	-	-	10,200	-	10,400
Issuance of common shares for services $.005 per share	4,000,000	400	-	-	-	-	19,600	-	20,000
Issuance of common shares for services $.0036 per share	5,000,000	500	-	-	-	-	17,500	-	18,000
Issuance of common shares for services $.0032 per share	6,500,000	650	-	-	-	-	20,150	-	20,800
Issuance of common shares upon final conversion of note at $.0013	7,757,309	777	-	-	-	-	9,224	-	10,001
Additional paid in capital from derivative liability on debt conversion	-	-	-	-	-	-	155,150	-	155,150
Additional paid in capital from conversion of accrued interest on notes	-	-	-	-	-	-	2,836	-	2,836
Net Loss	-	-	-	-	-	-	-	(1,137,684)	(1,137,684)
Balance - December 31, 2016	225,847,976	22,586	50,000	5	26,100	3	1,232,996	(2,107,293)	(851,702)

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Stock		Preferred Class A		Preferred Class B		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Issuance of common shares upon conversion of note at $.0014	9,421,629	942	-	-	-	-	12,013	-	12,955
Issuance of common shares upon of note at $.0014	10,221,272	1,022	-	-	-	-	13,032	-	14,054
Issuance of common shares upon conversion of note at $.0005	4,940,180	494	-	-	-	-	1,976	-	2,470
Issuance of common shares upon conversion of note at $.0001	5,000,000	500	-	-	-	-	-	-	500
Issuance of common shares upon conversion of note at $.0014	23,489,690	2,349	-	-	-	-	29,949	-	32,298
Issuance of common shares upon conversion of note at $.0001	6,000,000	600	-	-	-	-	-	-	600
Issuance of common shares upon conversion of note at $.0001	6,000,000	600	-	-	-	-	-	-	600
Issuance of common shares upon conversion of note at $.0014	23,489,687	2,349	-	-	-	-	29,949	-	32,298
Issuance of common shares upon conversion of note at $.0001	5,000,000	500	-	-	-	-	-	-	500
Issuance of common shares upon conversion of note at $.0028	18,935,250	1,894	-	-	-	-	50,178	-	52,072
Issuance of common shares for services $.0028 per share	2,000,000	200	-	-	-	-	5,400	-	5,600
Issuance of common shares for services $.0054 per share	4,000,000	400	-	-	-	-	21,200	-	21,600
Issuance of common shares for services $.0054 per share	3,000,000	300	-	-	-	-	15,900	-	16,200
Issuance of common shares for services $.0060 per share	3,100,000	310	-	-	-	-	18,290	-	18,600
Issuance of common shares for services $.0066 per share	5,000,000	500	-	-	-	-	32,500	-	33,000
Issuance of common shares for services $.0057 per share	8,000,000	800	-	-	-	-	44,800	-	45,600
Issuance of common shares for services $.0094 per share	5,000,000	500	-	-	-	-	46,500	-	47,000
Issuance of common shares for services $.0094 per share	5,000,000	500	-	-	-	-	46,500	-	47,000
Issuance of common shares for services $.0063 per share	4,000,000	400	-	-	-	-	24,800	-	25,200
Issuance of common shares for services $.0052 per share	1,000,000	100	-	-	-	-	5,100	-	5,200
Issuance of common shares for services $.0034 per share	2,000,000	200	-	-	-	-	6,600	-	6,800
Issuance of common shares for services $.0052 per share	900,000	90	-	-	-	-	4,590	-	4,680
Issuance of common shares upon conversion of 18,100 shares of Series B Preferred Stock	9,050,000	905	-	-	(18,100)	(2)	(903)	-	(0)
Additional paid in capital from derivative liability on debt conversion	-	-	-	-	-	-	171,439	-	171,439
Adjustment for note conversion	-	-	-	-	-	-	(3,576)	-	(3,576)
Net Loss	-	-	-	-	-	-	-	(841,698)	(841,698)
Balance - March 31, 2017	390,395,684	39,042	50,000	5	8,000	1	1,809,234	(2,948,991)	(1,100,710)

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(841,698)	$(334,614)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	10,160	1,596
Stock Based Compensation	276,480	-
Change in assets and liabilities
Accrued Interest Receivable	-	(1,167)
Accounts payable and accrued expenses	34,378	17,627
Loss on fair market value of derivatives	364,985
Amortization of debt discount & other financing costs	83,133	211,922
Stockholder's loan	-	(3,969)
Prepaid expenses	15,720	-
Inventory	(11,407)	-
Net cash used by operating activities	(68,249)	(108,605)

Cash flows from investing activities:
Purchase of equiment	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Repayment of bank overdraft	-	-
Proceeds from issuance of common stock	-	-
Contribution of additional paid in capital	-	-
Proceeds from stockholder loan	5,000	-
Repayment of stockholders' loan	-	-
Proceeds from sale of Convertible notes payable	-	155,000
Net cash provided by financing activities	5,000	155,000

Net increase (decrease) in cash	(63,249)	46,395
Cash at beginning of period	165,017	156,958
Cash at end of period	$101,768	$203,353

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$750	$-

Non-cash investing and financing activities:
Common stock issued for note interest and note conversions	$316,211	$-

Accounts Payable exchanged for promissory note	$15,000	$-

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medifirst Solutions, Inc. (“MSI” or the “Company”) was incorporated in Nevada in November 2010. The Company has not generated significant sales to date. The Company intends to have a diverse product line of consumer products. Since inception, the Company has been engaged in business planning activities, including researching the industry, identifying target markets for the Company’s products, developing the Company’s models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing the Company’s offices and identifying future sources of capital. At the present time, the Company is building products and affiliations in and related to the cosmetic healthcare industry.

In July 2016, Medifirst, in response to its Premarket Notification 510(k) submission for “The Time Machine” Series Laser, received clearance from the U.S. Food and Drug Administration (“FDA”) to market its infrared Time Machine TTML- 8102000 Laser Thermal Therapeutic Device.The Company is actively putting together a sales and distribution team to offer our lasers in the US market.

Pursuant to a sale and purchase agreement dated August 19, 2015 between the Company and the Company’s president, the Company acquired 100% of the equity interests in Medical Lasers Manufacturer, Inc. (“MLM”) with the total purchase price of 20,000 shares of the Company’s common stock at $0.001 per share (or $20). The fair value of the acquired entity was $20.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Medifirst Solutions Inc. and its wholly owned subsidiary (Medical Laser Manufactures, Inc., (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2017, the consolidated results of its operations for the three-month periods ended March 31, 2016 and 2017, the consolidated change in stockholders’ equity for the three-month period ended March 31, 2017 and the consolidated cash flows for the three-month periods ended March 31, 2016 and 2017. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year then ended.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns are estimated based on the Company’s historical return experience. Revenue is presented net of returns.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of March 31, 2017 or December 31, 2016.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

In August 2015, the Company’s wholly-owned subsidiary MLM, acquired a trademark for $20,000. Due to the uncertainty of future cash flows from the trademark, management has deemed it to be impaired and recorded an impairment expense of $20,000 in 2015.

Intangible Asset- Licensing Agreement

On March 8th 2016 (with an effective date of October 1, 2015), the company, through it’s sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The license provides with respect to the Technology, Licensor hereby grants to Licensee an irrevocable, nontransferable, royalty-bearing license, with a right of sublicense (the “License”), throughout the Territory in the Field of Use, whether or not under the Licensed Patent, to:

-	use or submit or deliver the Technology and/or any Product to any regulatory body throughout the Territory for purposes of obtaining approval to make, Sell, o+A568ffer for Sale, import, export and distribute the Technology or Products; and

-	use or copy the Technology and/or any Product; and

-	market, make, have made, Sell, offer for Sale, import and distribute Products; and

-	sublicense the Technology; and

-	prepare, or have prepared on its behalf, modifications, enhancements and/or derivative works of the Technology.

In connection with the license granted, Licensor hereby grants to Licensee a license to the Licensed Patents, whether now existing or hereafter acquired.

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. The promissory note is payable 18 months from the date of issuance and bears interest at the rate of 10% per annum. The last part of the consideration in this license agreement is the royalty payments which have not taken effect yet since they are based on sales for which the company has had only minimum thus far.

The licensing agreement is for a ten year period effective from October 1, 2015. The cost of the licensing agreement is being amortized over it’s ten-year period and charged to income on a straight-line basis.

Debt Issues Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts are immediately expensed. Beginning in 2015, the Company adopted ASU 2015-03: Simplifying the Presentation of Debt Issuance Costs and has reflected the deferred financing costs as a direct reduction of the related debt (See table included in Note 5 to Consolidated Financial Statements).

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. The Company assessed its securities for purposes of determining the proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard ASC 820–10–35–37 Fair Value in Financial Instruments ; Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities ; and Emerging Issues Task Force (“EITF”) Issue No. 00–19 and EITF 07–05.

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

Segment Information

The Company follows Accounting Standards Codification (“ASC”) 280, “Segment Reporting”. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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
March 31, 2017

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2017, and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company had cash equivalents of $101,768  and $165,017 respectively.

Recent Pronouncements

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company to annual reporting periods beginning after December 15, 2017 (that is, a public organization is required to apply the new revenue standard beginning in the first interim period within the year of adoption). Additionally, the Board decided to permit public organizations to adopt the new revenue standard early, but not before the original public organization effective date (that is, annual periods beginning after December 15, 2016). A public organization should apply the new revenue standard to all interim reporting periods within the year of adoption. The Company has evaluated the impact of this ASU on the consolidated financial statements and has determined, at this time, the ASU’s implementation would not have a material impact on revenue recognition. See below - Accounting Standards Update 2016-10 - Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Computer equipment	$8,956	$8,956
Less: accumulated depreciation	(7,245)	(7,085)

	$1,711	$1,871

Depreciation expense was $159 and $346, for the three months ended March 31, 2017 and 2016 respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at March 31, 2017 and December 31, 2016, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended March 31, 2017 and 2016 a stockholder of the Company advanced the Company $-0- and $-0- respectively. The loan has a balance of $16,630 at March 31, 2017 and a balance of $8,955 as of December 31, 2016. The loan bears no interest and is payable on demand.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company’s common stock at $0.0001 per share. Subsequently, in 2014, in a private transactions, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500,000 shares of the Company’s common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400,000 shares of the Company’s common stock. At March 31, 2017 and December 31, 2016, the loan had balance was $100 and $100, respectively.

At March 31, 2017 and December 31, 2016, the Company was indebted to a stockholder in the amount of $1,000 and $1,500, respectively. The loan has an interest rate of 26.7%. In February 2017 the note was sold to another investor and that noteholder converted $500 in principal into 5,000,000 shares of common stock. Principal and accrued interest were due and payable on January 1, 2014.

In February 2016, the Company issued a promissory note to a stockholder in the amount of $7,000 with interest at the rate of 6% per annum. On September 6, 2016 the note holder converted the entire principal balance and accrued interest into common stock and therefore at March 31, 2017 there is no principal balance remaining on the note.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

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
March 31, 2017

In March and April 2014, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
March 2014	$50	$0.0001	500,000
April 2014	$40	$0.0001	400,000

Subsequent to these conversions there remains $125 in note principal outstanding at March 31, 2017.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company’s common stock at $0.0006 per share. At March 31, 2017 and December 31 2016, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company’s common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 39,000,529 shares at March 31, 2017 and 22,562,213 shares at December 31, 2016.

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
March 31, 2017

In July 2013, the Company retired $14,000 of note principal in payment for consulting services provided to the note holder.

In July 2013, the note holder converted $300 of note principal into 300,000 shares of the Company’s common stock.

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

In October 2013, the note holder converted $400 of note principal into 400,000 shares of the Company’s common stock at $0.001 per share.

In October 2014, the note holder converted $1,100 of note principal into 1,100,000 of the Company’s common stock.The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 22,562,213 shares at December 31, 2016 and 3,506,665 shares at December 31, 2015.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company’s common stock. At March 31, 2017 and December 31, 2016, the remaining principal balance on this portion of the note is $715 and $715 respectively.

Note Payable-MC #1

In August 2013, the note holder/stockholder who received the $4,475 in principal from the aforementioned noteholder, converted $700 of note principal into 700,000 shares of the Company’s common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. In January 2017 the remaining $2,075 principal balance on this note was transfered to another investor who during the same period converted the entire remaining principal balance into 4,190,480 common shares.

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company’s common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. During January 2017, the current noteholder converted $1,100 in principal balance into 11,000,000 shares of common stock. During the same period, the current noteholder transfered $600 of the remaining principal balance to another investor who then converted the entire principal balance he received into 6,000,000 shares of common stock. There remains $1,300 in principal balance at March 31, 2017 with the current noteholder and $3,000 in principal balance at December 31, 2016.

Convertible Note Payable-VV to LG (8%)#1

In July 2015, the Company issued a convertible note payable in the principal amount of $59,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company’s common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at March 31, 2017 and December 31, 2016.

Convertible Note Payable-VV (8%) #2

In August 2015, the Company issued a convertible note payable in the principal amount of $38,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company’s common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at March 31,2017 and December 31, 2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Convertible Note Payable-LGC(8%)

On October 8, 2015, the Company issued a convertible note payable in the principal amount of $31,000 with an Original Issue Discount of $1,500. The note matures on October 8, 2016 and bears interest at 8%. The note holder has the right at any time to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at the discounted rate of 58% of the lowest market trading price during the 20 days prior to and including the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at March 31, 2017 and December 31, 2016.

Debenture Payable - (5%) B (Original $100K)

In June 2015, the Company issued a convertible note payable in the principal amount of $100,000. The note matures in December 2015 and bears interest at 5%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company’s common stock at the discounted rate of 50% of the average of the three lowest market trading prices during the 3 days immediately preceding the conversion date. The remaining principal balance on the note at June 30, 2016 was $40,000 after a private sale of $60,000 in principal and deemed accrued interest on May 2, 2016 to another investor and the issuance of a replacement note by the Company - see below- Convertible Note Payable-SO-B (8%) (Original $60k).

On September 27, 2016 the remaining $40,000 in principal balance and accrued interest on the note was sold in a private transaction to another investor and the Company issued a replacement note in the amount of $50,000. Both of the above noted transactions which took place on May 2, 2016 and September 27, 2016 respectively, resulted in a loss on the extinguishment of the original debt in the amount of $4,733 from deeming accrued interest in excess of actual accruals. This loss is reported in the statement of operations for the year ended December 31, 2016. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at March 31, 2017 and December 31, 2016.

As a result of the aforementioned transactions and conversions, there is no principal balance remaining on the original $100,000 note as of March 31, 2017 and December 31, 2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Convertible Note Payable-SO-B (8%) (Original $60k)

On May 2, 2016, the Company issued to an Investor a replacement redeemable convertible note in the principal amount of $60,000 (“the Replacement Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. This Replacement Note partially replaces a note originally issued on June 12, 2015 in the principal amount of $100,000 The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. Any unamortized original issue discount and deferred financing costs from the original note was expensed upon replacement. The derivative discount and liability on the original note was appropriately accounted for upon replacement and a new derivative discount and liability for the replacement note appropriately recorded.

Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at December 31, 2016.

Convertible Note Payable-CB (5%) (Original $35k)

On October 15, 2015 the Company issued a convertible note payable in the principal amount of $35,000 with an Original Issue Discount of $5,000. The note matures on October 15, 2016 and bears interest at 5%. The note holder has the right at any time on or after the day that is six months from October 15, 2015 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at the discounted rate of 55% of the lowest market trading prices during the 20 days prior to the conversion date.

During the months of May, June and July 2016, the holder of the above $35,000 Note converted all of the principal to common stock thereby leaving no principal balance payable on the note as of March 31, 2017 and December 31, 2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Convertible Note Payable-LGC (8%)

On January 7 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). Under the Purchase Agreement, on March 15, 2016 and June 15, 2016, the Company and the Investor conducted additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46, 803, respectively (see Convertible Notes Payable-LGC (8%) BEN below). During the quarter ended March 31, 2017 the noteholder converted the entire principal balance into 62,067,838 shares of common stock and therefore there is no principle balance outstanding at March 31, 2017. At December 31, 2016 the entire principal balance of $105,000 was outstanding.

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

In accordance with the terms of the Purchase Agreement, the investor and the Company closed on the two outstanding notes ($50,000 and $46,803) in May and June 2016. The Company received the cash funding. As of March 31, 2017 and December 31, 2016 the entire remaining principal balances of $50,000 and $46,803 respectively was outstanding.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 (“the Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion.

During the quarter ended March 31, 2017 the noteholder converted $32,298 of the principle balance into 23,489,690 shares of common stock thereby leaving a principal balance of $25,452 on the note at March 31, 2017. The entire principal balance in the amount of $57,750 was outstanding on the note at December 31, 2016.

Convertible Notes Payable-LG (9%)

On October 11, 2016, the Company issued to an Investor a replacement convertible note in the principal amount of $50,000 (“the Replacement Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. This Replacement Note partially replaces a note originally issued on June 12, 2015 in the principal amount of $100,000. During the quarter ended December 31, 2016 the noteholder converted the entire principal balance into shares of common stock thereby leaving $-0- principal balance remaining on the note as of March 31, 2017 and December 31, 2016.

Convertible Notes Payable-BBCG (9%)

On October 11, 2016, the Company issued to an Investor a convertible note in the principal amount of $157,895 (“the Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. The note contains an original issue discount in the amount of $7,895. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 57.5% of the lowest trading price for the twenty prior trading days including the date of conversion. The entire $157,895 in principal balance remains outstanding on the note as of March 31, 2017 and December 31, 2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at March 31, 2017 as follows:

	Remaining	Original		Deferred	Total
3/31/2017	Principal	Issue	Derivative	Financing	Convertible	Derivative
Debt	Amount	Discount	Discount	Costs	Notes Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - SD	15,000				15,000
Note Payable - NW	715				715
Note Payable - MC #2	1,300				1,300
Convertible Note Payable - CB (5%)	-				-	1,358
Convertible Note Payable - LGC (8%) BEN	50,000				50,000	82,788
Convertible Note Payable - LGC (8%) BEN	46,803				46,803	76,566
Convertible Note Payable - LGC (9%)	50,000				50,000	81,797
Convertible Notes Payable- SO (8%)	25,452	(446)	(6,893)	(410)	17,703	41,481
Convertible Notes Payable- BBCG (9%)	157,895	(5,234)	(155,738)		(3,077)	220,833
	$347,350	$(5,680)	$(162,631)	$(410)	$178,628	$504,823

As of March 31, 2017, the convertible notes payable can be converted into approximately 82,730,976 shares of common stock.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35- 37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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
March 31, 2017

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

As of March 31, 2017 the Company’s derivative financial instruments included:

1) Embedded derivatives associated with certain of the Company’s unsecured convertible notes payable. The Company’s 5 % convertible notes payable and 8% convertible notes payable and 9% convertible note payable issued to unrelated investors is a hybrid instrument, which warrants separate accounting as a derivative instrument. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the Derivative Liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes Payable. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes. The embedded derivative feature includes the conversion feature within the notes and an early redemption option. The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

The 5% Convertible Note Payable and the 8% Convertible Notes Payable and the 9% convertible note payable are valued at March 31, 2017. The following assumptions were used for the valuation of the embedded derivative:

-	The stock price of $0.0032 increased to $0.0091 in this period (basis for the variable conversion price) would fluctuate with the Company projected volatility;

-	An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

-	Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

-	Capital raising events (a single financing at 1 month from the valuation date) are a factor for the VV to LG Convertible Note. The full reset events projected to occur based on future stock issuance (single event) resulting in a reset exercise price.

-	The monthly trading volume would average $262,255 and would increase at 5% per month; ownership limits conversion across LG’s 6 notes based on 4.99% with shares outstanding increasing monthly by 1%.

-	The variable conversion price of 50% to 58% over 3 to 20 trading days would have effective rates of 35.76% to 49.73%;

-	The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

-	The projected annual volatility for each valuation period was based on the historical volatility of the company:

12/31/2016	154%	1/23/2017	152%
1/10/2017	159%	3/6/2017	165%
1/17/2017	149%	3/26/2017	168%
1/19/2017	171%	3/31/2017	174%

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at March 31, 2017 as follows:

Convertible Note	Derivative Treatment Date	Maturity Date	Principal Note Amount	Original Derivative Valuation	Derivative Valuation December 31, 2017	Quarter Ended March 31, 2017 Issuances	Quarter Ended March 31, 2017 Conversions	Quarter Ended March 31, 2017 Mark-to- Market	Derivative Valuation March 31, 2017

8% Convertible Note Payable- issued 5/2/2016	10/1/2016	5/2/2017	$57,750	$58,355	$58,355		$(34,680)	$17,806	$41,481

5 % Convertible Note- Payable - issued 6/12/2015	4/12/2016	1/7/2017	35,863	37,827	918			440	$1,358

9% Convertible Notes Payable- issued 10/01/2016	3/26/2017	3/27/2018	157,895	56,956		162,463		58,370	$220,833

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	105,000	87,287	21,395		(136,759)	115,364	$-

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	50,000	15,803	15,803			66,985	$82,788

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	3/7/2017	50,000	87,538	36,449			45,348	$81,797

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	1/7/2017	46,803	82,115	15,894			60,672	$76,566

			$503,311	$425,881	$148,814	$162,463	$(171,439)	$364,985	$504,823

The Company’s total mark-to-market fair value adjustment ((income)/expense) for the quarter ended March, 2017 amounted to $364,985.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Note 7. STOCKHOLDERS’ EQUITY

The Company has authorized 1,500,000,000 shares of common stock with a par value of $0.0001 per share. There were 390,395,684 and 225,847,976 shares of common stock issued and outstanding at March 31, 2017 and December 31, 2015, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At December 31, 2016 and December 31, 2015, 50,000 shares of Series A preferred stock were issued and outstanding. The preferred stock has preferential voting rights of 100 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At December 31, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at December 31, 2016. The Series B preferred stock has no voting rights. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred shares were converted into common stock in accordance with the terms of the Series B preferred stock. As of result there were 8,000 shares of Series B preferred shares outstanding at March 31, 2017. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

During the quarter ended June 30, 2016, the Company issued 1,700,000 shares of common stock upon conversion of 3,400 shares of Series B preferred stock.

During the quarter ended June 30, 2016, the Company issued 4,000 shares of Series B Preferred stock in settlement of the $20,000 liability to a related party for the purchase of a trademark.

On April 15, 2016 the Company entered into a Business Consulting Agreement with a Michigan limited liability company (“Consultant”). The agreement provides for the Company retaining the Consultant for 125 days for general business and product development services. The Consultant shall be paid $750 per month in cash and 500,000 shares of common stock of the Company valued at $5,000 as of the effective date and another 500,000 common shares upon determination of the Company in its sole and absolute discretion.

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

During the quarter ended March 31, 2017, the Company issued an aggregate 43,000,000 shares of common stock at prices ranging from $0.0028 to $0.0094 per share for services provided to the Company.

During the quarter ended March 31, 2017, the Company issued an aggregate 112,497,708 shares of common stock at prices ranging from $0.0001 to $0.0028 per share as partial conversion of notes.

During the quarter ended March 31, 2017, the Company issued an aggregate 9,050,000 shares of common stock for conversion of 18,100 shares of Preferred Series B stock.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company’s President and stockholder for $525 per month which amounted to $1,575 for the quarter-ended March 31, 2017. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the quarter-ended March 31, 2017 was $297. On September 12th 2016 the Company entered into a commercial lease agreement for office premises at a cost of $650 per month for a one-year term with the option to renew for one extended term of three years. The cost of this space for the quarter ended March 31, 2017 was $1,950.

Total rent expense for the quarter ended March 31, 2017 and 2016, totaled $3,822 and $2,071.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Note 9. INCOME TAXES

The Company’s deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized and has therefore recorded a full valuation allowance.

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

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s open tax years beginning in tax year 2013 are subject to federal and state tax examinations.

Note 10. RELATED PARTY TRANSACTIONS

In August 2015, the Company acquired 100% of the issued and outstanding common stock of Medical Lasers Manufacturer, Inc. (“MLM”) from a stockholder and officer of the Company for 20,000 common shares which were valued at $0.001 per share. All intercompany transactions were eliminated during consolidation.

As more fully described in Note 3 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of the following:

	March 31,	December 31,
	2017	2016
Due to Related Party	$8,921	$8,921
Due to officer/stockholder	16,630	10,555
Due to other stockholders	17,200	5,975
Total Related Party Obligations	$42,751	$25,451

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company’s CEO is $100,000 per annum which has been accrued for the years ended December 13, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. During the year ended December 31, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015.

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

In August 2015, subsequent to the date the Company acquired MLM, MLM purchased $50,000 in inventory from the son of the Company’s President. The inventory consisted of 20 hand-held laser devices. During the quarter-ended March 31, 2016, 10,000 shares of Series B Preferred stock were issued in settlement of this liability.

As more fully described in Note 1-Intangible Asset-Licensing Agreement, on March 8th 2016 (with an effective date of October 1, 2015) the Company entered into a Licensing Agreement with a Florida Corporation (Licensor) that is owned by a related party. The Company issued 25,000 shares of Series B Preferred stock to the Licensor as partial consideration for the Licensing agreement plus a $150,000 promissory note to the Licensor for the balance of the consideration. During the quarter-ended March 31, 2016, 3,400 shares of Series B Preferred stock were converted into 1,700,000 shares of common stock in accordance with the terms of the Series B Preferred stock. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred stock was converted in 9,050,000 shares of common stock in accordance with the terms of the Series B Preferred stock.

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $2,948,991  which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of it’s flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
March 31, 2017

Note 12. STOCK COMPENSATION - EQUITY INCENTIVE PLAN

In July 2016, the Company adopted the Medifirst Solutions, Inc. 2016 Equity Incentive Plan (the “Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 20,000,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

On December 6th, 2016 the company amended the terms of the Plan and filed an S-8 Registration Statement with the Securities and Exchange Commission (“SEC”) increasing the number of shares permitted to be issued under the Plan to 32,000,000.

During the quarter ended March 31, 2017, the Company issued from the Plan a total of 27,100,000 shares of common stock to non-employees for services rendered. As of March 31, 2017 there is a balance of -0- shares available for future issuance under the Medifirst Solutions, Inc. 2016 Equity Incentive Plan.

Note 13. SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2017, the Company issued an aggregate of 21,000,000 shares of Common Stock for services rendered by consultants and professionals.

Subsequent to the quarter ended March 31, 2017, the Company issued an aggregate 86,868,815 shares of Common Stock upon conversions of an aggregate principal amount equal to approximately $200,150 outstanding convertible promissory notes.

In May 2017, the Company adopted the Medifirst Solutions, Inc. 2017 Equity Incentive Plan (the “Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 125,000,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. As of May 19, 2017 there are 104,000,000 shares available for future issuance under the Medifirst Solutions, Inc. 2017 Equity Incentive Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report, unless the context indicates otherwise, the terms “Medifirst,” “Company,” “we,” “us,” and “our” refer to Medifirst Solutions, Inc., a Nevada corporation, and its subsidiary, Medical Lasers Manufacturer, Inc., a Nevada corporation.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Revenues

During the three months ended March 31, 2017 and 2016, the Company sold its first product for $9,955 and $-0-, respectively. The company is still in developmental stage and does not generate significant revenue.

Expenses

For the three months ended March 31, 2017 and 2016, expenses were $395,321 and $83,803, respectively. The reason for the increase in expenses was primarily due to substantial increases in: advertising and promotions costs, consulting fees, professional fees, lab testing and dues and subscriptions. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal, Accounting and Professional Fees

For the three months ended March 31, 2017 and 2016 professional fees were $124,265 and $24,540, respectively. The substantial increases were due to additional accounting, consulting and professional fees incurred in the connection with accounting for derivatives, SEC compliance, legal services for an increased number of conversions and contracts, and general bookkeeping and financial statement preparation.

Other Income/(Expense)

For the three months ended March 31, 2017 and 2016, other income was $-0- and $1,167 respectively, and other expenses were ($456,019) and ($251,978), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization.

Net Income/(Loss)

For the three months ended March 31, 2017 and 2016 the company had a net loss of ($841,798) and ($334,614).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At March 31, 2017 and December 31, 2016, our principal sources of liquidity included cash of $101,768 and $165,017, respectively.

As of March 31, 2017, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 3-month period ended March 31, 2017, the Company issued 112,497,708 shares of Common Stock upon conversions of a principal amount equal to $316,211 of outstanding convertible promissory notes.

During the 3-month period ended March 31, 2017, the Company issued an aggregate of 9,050,000 shares of Common Stock upon conversion of an aggregate of 18,100 shares of Series B Preferred.

During the 3-month period ended March 31, 2017, the Company issued an aggregate of 3,900,000 shares of Common Stock for consulting services.

Subsequent to March 31, 2017 the Company issued 86,868,815 shares of Common Stock upon conversions of an aggregate principal amount of $200,150 of outstanding convertible promissory notes and $8,640 in accrued interest thereon.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

There have been no material changes to the procedures by which our security holders may recommend nominees to the board of directors.

Item 6. Exhibits.

31.1.	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Executive Officer and Principal Executive Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1.	Certification of the Chief Financial Officer and Principal Financial Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

May 22, 2017	By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)

