Form 10-Q
period 2017-06-30
Medifirst Solutions, Inc.
filed 2017-08-21
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

As of August 21, 2017, there were 625,753,750 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

1

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Medifirst Solutions, Inc.

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS

Current Assets:
Cash	$231,333	$165,017
Inventory	28,590	14,023
Prepaid items	-	15,720
Loans Receivable from Investor	256,250
Interest Receivable	2,521
Total current assets	518,694	194,760

Property, Plant and Equipment, net	1,551	1,871

Other Assets
Security Deposit	650	650
Intangible Asset -License Agreement, net	123,752	137,502
Total other assets	124,402	138,152

Total Assets	$644,647	$334,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$39,798	$75,368
Accrued expenses - officer’s compensation	425,152	405,197
Due to related party	8,921	8,921
Loans payable - stockholders	15,055	10,555
Note Payable for license agreement	-	150,000
Convertible notes payable	575,099	391,653
Derivative Liabilities	60,348	144,792
Total current liabilities	1,124,373	1,186,486

Commitments & Contingencies (Note 8)	-	-

Stockholders’ Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 500,000 and ’50,000 shares issued and outstanding, respectively	50	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 8,000 and 26,100 shares issued and outstanding, respectively	1	3
Common stock, $0.0001 par value; 1,500,000,000 shares authorized, 600,468,629 and 225,847,976 shares issued and outstanding, respectively	60,049	22,586
Additional paid in capital	2,710,900	1,232,996
Accumulated deficit	(3,250,726)	(2,107,293)
Total Stockholders’ Equity	(479,726)	(851,703)

Total Liabilities & Stockholders’ Equity	$644,647	$334,783

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Product sales, net	-	-	9,995	-
	-	-	9,995	-
Cost of goods sold	-	-	353	-
Gross income	-	-	9,642	-

Expenses:
Officer’s compensation	25,000	25,000	50,000	50,000
Advertising and promotion	6,085	18,298	25,882	19,921
Computer and internet	2,436	68	2,642	188
Consulting fees	73,900	14,045	263,200	34,843
Professional fees	50,055	36,335	174,320	60,895
Rent	3,822	2,022	7,644	4,093
Travel	2,676	896	9,181	1,156
Lab testing	8,175	32,400	8,175	32,400
Dues and subscriptions	1,181	8,731	2,264	10,279
Other	19,523	13,265	44,866	21,088
	192,853	151,060	588,174	234,863

Net loss from Operations before other income, expenses	(192,853)	(151,060)	(578,532)	(234,863)

Other income and (expense)
Interest expense	(184,117)	(86,254)	(275,151)	(278,069)
Interest income	2,521	1,356	2,521	2,523
Change in fair value -derivatives	72,714	204,139	(292,271)	143,976

Net loss before provision for income tax	$(301,735)	$(31,819)	$(1,143,433)	$(366,433)

Provision for income taxes	-	-	-	-

Net Loss	$(301,735)	$(31,819)	$(1,143,433)	$(366,433)

Loss per common share - Basic and fully diluted	$(0.001)	$(0.001)	$(0.003)	$(0.008)

Weighted average number of shares outstanding - Basic and fully diluted	486,728,968	44,698,004	408,230,218	43,256,072

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2017

							Additional		Total
	Common Stock		Preferred Class A		Preferred Class B		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2016	35,101,750	3,510	50,000	5			310,183	(969,609)	(655,911)

Issuance of common shares upon partial conversion of note at $0.00275 per share	1,095,036	110					2,901		3,011
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,285,560	129					3,406		3,535
Issuance of common shares upon partial conversion of note at $0.003355 per share	906,533	91					2,950		3,041
Issuance of common shares upon partial conversion of note at $0.00275 per share	1,500,000	150					600		750
Issuance of Series B Preferred shares as part consideration for license agreement					25,000	3			3
Issuance of common shares upon conversion of 3,400 shares of Series B Preferred Stock	1,700,000	170			(3,400)	(1)	(170)		(1)
Additional paid in capital from derivative liability on debt conversion							10,152		10,152
Issuance of Series B Preferred shares as payment for inventory					10,000	1	49,999		50,000
Issuance of common shares upon conversion of 3,400 shares of Series B Preferred Stock	1,700,000	$170			(3,400)	$0	$(170)		0
Issuance of common shares upon partial conversion of note at $.0033 per share	1,584,873	$158					$5,072		5,230
Issuance of common shares upon partial conversion of note at $.0033 per share	2,194,200	$219					$7,021		7,240
Issuance of common shares upon partial conversion of note at $.0044 per share	2,000,000	$200					$8,600		8,800
Issuance of common shares upon conversion of 3,900 shares of Series B Preferred Stock	1,950,000	$195			(3,900)	$(0)	$(195)		(0)

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2017

							Additional		Total
	Common Stock		Preferred Class A		Preferred Class B		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Issuance of common shares to extend due date of a note payable at par value per share	300,000	$30							30
Issuance of Series B Preferred shares as consideration for trademark purchase					4,000	$0	$19,999		19,999
Issuance of common shares upon partial conversion of note at $.0029 per share	2,500,000	$250					$7,038		7,288
Issuance of common shares upon partial conversion of note at $.0038 per share	783,062	$78					$2,980		3,058
Issuance of common shares upon conversion of 2,200 shares of Series B Preferred Stock	1,100,000	$110			(2,200)	$(0)	$(110)		(0)
Issuance of common shares upon partial conversion of note at $.0036 per share	768,026	$77					$2,723		2,800
Issuance of common shares upon partial conversion of note at $.0028 per share	853,643	$85					$2,315		2,400
Issuance of common shares for services $0.01 per share	500,000	$50					$4,950		5,000
Additional paid in capital from derivative liability on debt conversion							$42,092		42,092
Issuance of common shares upon partial conversion of note at $.002915 per share	1,356,747	136					3,664		3,800
Issuance of common shares upon partial conversion of note at $..002915 per share	2,500,000	250					7,038		7,288
Issuance of common shares upon partial conversion of note at $.0029 per share	2,213,714	221					6,199		6,420
Issuance of common shares upon partial conversion of note at $..002915 per share	3,193,941	319					8,621		8,940
Issuance of common shares upon partial conversion of note at $..002915 per share	3,180,000	318					8,952		9,270
Issuance of common shares upon partial conversion of note at $.0029 per share	2,995,816	300					8,388		8,688
Issuance of common shares upon partial conversion of note at $.002915 per share	3,352,874	335					9,040		9,375
Issuance of common shares upon partial conversion of note at $..002915 per share	1,194,500	119					3,360		3,480
Issuance of common shares upon partial conversion of note at $..00352 per share	3,333,073	333					10,902		11,235
Issuance of common shares upon partial conversion of note at $.0039 per share	2,693,624	269					10,181		10,450
Issuance of common shares upon partial conversion of note at $.003465 per share	2,886,003	289					9,711		10,000
Issuance of common shares upon partial conversion of note at $.0029 per share	2,226,772	223					5,777		6,000
Issuance of common shares upon conversion of note payable at $.0005 per share	2,400,000	240					960		1,200
Issuance of common shares for services $.0092 per share	4,000,000	400					36,400		36,800
Issuance of common shares for services $.0092 per share	3,000,000	300					27,300		27,600
Issuance of common shares for services $.0083 per share	2,000,000	200					16,400		16,600
Issuance of common shares for services $.00083 per share	2,000,000	200					16,400		16,600

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2017

							Additional		Total
	Common Stock		Preferred Class A		Preferred Class B		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Issuance of common shares for services $.0078 per share	500,000	50					3,850		3,900
Issuance of common shares for services $.0065 per share	2,000,000	200					12,800		13,000
Issuance of common shares upon conversion of note payable at $.001 per share	3,000,000	300					2,700		3,000
Issuance of common shares upon conversion of note payable at $.0028 per share	2,516,666	251					6,997		7,248
Additional paid in capital from derivative liability on debt conversion							99,387		99,387
Issuance of common shares upon partial conversion of note at $.0025	5,000,000	500					12,000		12,500
Issuance of common shares upon partial conversion of note at $.0033	3,696,081	370					12,130		12,500
Issuance of common shares upon partial conversion of note at $.0022	5,705,841	571					11,929		12,500
Issuance of common shares upon partial conversion of note at $.002	5,750,000	575					10,925		11,500
Issuance of common shares upon partial conversion of note at $.0018	5,251,122	525					9,032		9,557
Issuance of common shares upon partial conversion of note at $.0015	6,666,667	667					9,333		10,000
Issuance of common shares upon partial conversion of note at $.0016	6,436,527	644					9,356		10,000
Issuance of common shares upon partial conversion of note at $.0017	6,679,822	668					10,354		11,022
Issuance of common shares upon partial conversion of note at $.0015	8,000,000	800					11,200		12,000
Issuance of common shares upon partial conversion of note at $.0017	7,955,721	796					12,331		13,127
Issuance of common shares upon partial conversion of note at $.0016	6,451,139	645					9,355		10,000
Issuance of common shares upon partial conversion of note at $.0012	3,231,334	323					3,677		4,000
Issuance of common shares for services $.0052 per share	2,000,000	200					10,200		10,400
Issuance of common shares for services $.0045 per share	3,500,000	350					15,400		15,750
Issuance of common shares for services $.0054 per share	3,000,000	300					15,900		16,200
Issuance of common shares for services $.0035 per share	2,000,000	200					6,800		7,000
Issuance of common shares for services $.0035 per share	1,000,000	100					3,400		3,500
Issuance of common shares for services $.0036 per share	7,900,000	790					27,650		28,440
Issuance of common shares for services $.0052 per share	2,000,000	200					10,200		10,400
Issuance of common shares for services $.005 per share	4,000,000	400					19,600		20,000
Issuance of common shares for services $.0036 per share	5,000,000	500					17,500		18,000
Issuance of common shares for services $.0032 per share	6,500,000	650					20,150		20,800
Issuance of common shares upon final conversion of note at $.0013	7,757,309	777					9,224		10,001
Additional paid in capital from derivative liability on debt conversion							155,150		155,150
Additional paid in capital from conversion of accrued interest on notes							2,836		2,836
Net Loss								(1,137,684)	(1,137,684)
Balance - December 31, 2016	225,847,976	22,586	50,000	5	26,100	3	1,232,996	(2,107,293)	(851,702)

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2017

							Additional		Total
	Common Stock		Preferred Class A		Preferred Class B		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Issuance of common shares upon conversion of note at $.0014	9,421,629	942					12,013		12,955
Issuance of common shares upon conversion of note at $.0014	10,221,272	1,022					13,032		14,054
Issuance of common shares upon conversion of note at $.0005	4,940,180	494					1,976		2,470
Issuance of common shares upon conversion of note at $.0001	5,000,000	500					-		500
Issuance of common shares upon conversion of note at $.0014	23,489,690	2,349					29,949		32,298
Issuance of common shares upon conversion of note at $.0001	6,000,000	600					-		600
Issuance of common shares upon conversion of note at $.0001	6,000,000	600					-		600
Issuance of common shares upon conversion of note at $.0014	23,489,687	2,349					29,949		32,298
Issuance of common shares upon conversion of note at $.0001	5,000,000	500					-		500
Issuance of common shares upon conversion of note at $.0028	18,935,250	1,894					50,178		52,072
Issuance of common shares for services $.0028 per share	2,000,000	200					5,400		5,600
Issuance of common shares for services $.0054 per share	4,000,000	400					21,200		21,600
Issuance of common shares for services $.0054 per share	3,000,000	300					15,900		16,200
Issuance of common shares for services $.0060 per share	3,100,000	310					18,290		18,600
Issuance of common shares for services $.0066 per share	5,000,000	500					32,500		33,000
Issuance of common shares for services $.0057 per share	8,000,000	800					44,800		45,600
Issuance of common shares for services $.0094 per share	5,000,000	500					46,500		47,000
Issuance of common shares for services $.0094 per share	5,000,000	500					46,500		47,000
Issuance of common shares for services $.0063 per share	4,000,000	400					24,800		25,200
Issuance of common shares for services $.0052 per share	1,000,000	100					5,100		5,200
Issuance of common shares for services $.0034 per share	2,000,000	200					6,600		6,800
Issuance of common shares for services $.0052 per share	900,000	90					4,590		4,680
Issuance of common shares upon conversion of 18,100 shares of Series B Preferred Stock	9,050,000	905			(18,100)	(2)	(903)		(0)
Additional paid in capital from derivative liability on debt conversion							171,439		171,439
Adjustment for note conversion							(3,576)		(3,576)
Net Loss								(841,698)	(841,698)
Balance - March 31, 2017	390,395,684	39,042	50,000	5	8,000	1	1,809,234	(2,948,991)	(1,100,710)

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2017

							Additional		Total
	Common Stock		Preferred Class A		Preferred Class B		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Issuance of common shares upon conversion of note at $.00264	20,346,617	2,035					51,680		53,715
Issuance of common shares upon conversion of note at $.00276	18,115,942	1,812					48,188		50,000
Issuance of common shares upon conversion of note at $.00287	17,391,305	1,739					48,261		50,000
Issuance of common shares upon conversion of note at $.002145	25,414,951	2,542					51,974		54,515
Issuance of common shares upon conversion of note at $.001155	14,882,095	1,488					15,701		17,189
Issuance of common shares upon conversion of note at $.0012075	20,703,934	2,070					22,930		25,000
Issuance of common shares upon conversion of note at $.0011499	28,604,348	2,860					30,035		32,895
Issuance of common shares upon conversion of note at $.00115	8,741,026	874					9,178		10,052
Issuance of common shares upon conversion of note at $.0001	5,600,000	560					-		560
Issuance of common shares upon conversion of note at $.0022	17,272,727	1,727					167,259		168,986
Issuance of common shares for services at $.0028 per share	12,000,000	1,200					32,400		33,600
Issuance of common shares for services at $.0028 per share	9,000,000	900					24,300		25,200
Issuance of common shares for services at $.0026 per share	2,000,000	200					5,000		5,200
Issuance of common shares for services at $.0026 per share	5,000,000	500					12,500		13,000
Issuance of common shares for services at $.0022 per share	5,000,000	500					10,500		11,000
Issuance of of 450,000 shares of Series A Preferred Stock			450,000	45			-		45
Additional paid in capital from derivative liability on debt conversion							371,761		371,761
Net Loss								(301,735)	(301,735)
Balance - June 30, 2017	600,468,629	60,049	500,000	50	8,000	1	2,710,900	(3,250,726)	(479,726)

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(1,143,433)	$(366,433)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	14,070	5,568
Stock Based Compensation	364,525	5,030
Change in assets and liabilities
Accrued Interest Receivable	(2,521)	(2,523)
Accounts payable and accrued expenses	31,999	23,018
Change in fair value - derivatives	292,271	161,961
Amortization of debt discount & other financing costs	247,002
Stockholder’s loan	-	(1,321)
Prepaid expenses	15,720	-
Inventory	(14,567)	-
Net cash used by operating activities	(194,934)	(174,700)

Cash flows from investing activities:
Purchase of equipment	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from stockholder loan	5,000	-
Proceeds from sale of Convertible notes payable	256,250	212,750
Net cash provided by financing activities	261,250	212,750

Net increase (decrease) in cash	66,316	38,050
Cash at beginning of period	165,017	156,958
Cash at end of period	$231,333	$195,008

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$750	$500

Non-cash investing and financing activities:
Common stock issued for note interest and note conversions	$630,259	$47,154
Accounts Payable exchanged for promissory note	$15,000	$-
Preferred stock issued for debt settlement and license agreement	$-	$70,001

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

In July 2016, Medifirst, in response to its Premarket Notification 510(k) submission for “The Time Machine” Series Laser, received clearance from the U.S. Food and Drug Administration (“FDA”) to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device. The Company is actively putting together a sales and distribution team to offer our lasers in the US and foreign markets.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2017, the consolidated results of its operations for the three-month and six-month periods ended June 30, 2017 and 2016, the consolidated change in stockholders’ equity for the six-month period ended June 30, 2017 and the consolidated cash flows for the six-month periods ended June 30, 2017 and 2016. The results of operations for the six-month period ended June 30, 2017 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of June 30, 2017 or December 31, 2016.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value. Finished goods inventory includes hand held laser devices and their carrying cases.

Notes receivable (Investor)

In May 2017 the company entered into a securities purchase agreement with an investor (as more fully described in Note 5 below). As part of that agreement, the company issued convertible 8% notes payable to the investor in the amounts of $131,250, $131,250, $125,000 and $125,000. Two of these notes will close subsequent to June 30, 2017 and are secured by fully collaterlized promissory notes issued by the Investor to the Company in the amounts of $131,250 and $125,00 ( also know as the “back-end notes”). These notes bear interest at the rate of 8% per annum.

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

June 30, 2017

Intangible Asset- Licensing Agreement

On March 8th 2016 (with an effective date of October 1, 2015), the company, through it’s sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The license provides with respect to the Technology, Licensor hereby grants to Licensee an irrevocable, nontransferable, royalty-bearing license, with a right of sublicense (the “License”), throughout the Territory in the Field of Use, whether or not under the Licensed Patent, to:

●	use or submit or deliver the Technology and/or any Product to any regulatory body throughout the Territory for purposes of obtaining approval to make, Sell, offer for Sale, import, export and distribute the Technology or Products; and

●	use or copy the Technology and/or any Product; and

●	market, make, have made, Sell, offer for Sale, import and distribute Products; and

●	sublicense the Technology; and

●	prepare, or have prepared on its behalf, modifications, enhancements and/or derivative works of the Technology.

In connection with the license granted, Licensor hereby grants to Licensee a license to the Licensed Patents, whether now existing or hereafter acquired.

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. During the quarter-ended June 30, 2017, the $150,000 promissory note plus $18,986 in accrued interest was fully satisfied through the issuance of 17,272,727 shares of the Company’s common stock.The last part of the consideration in this license agreement is the royalty payments which have not taken effect yet since they are based on sales for which the company has had only minimum thus far.

The licensing agreement is for a ten year period effective from October 1, 2015. The cost of the licensing agreement is being amortized over it’s ten-year period and charged to income on a straight-line basis.

Debt Issue Costs and Debt Discount

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of June 30, 2017, and does not expect this to change significantly over the next 12 months.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2017, the Company had $231,333 in cash equivalents.

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

June 30, 2017

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

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at June 30, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Computer equipment	$8,956	$8,956
Less: accumulated depreciation	(7,405)	(7,085)

	$1,551	$1,871

Depreciation expense was $320 and $568, for the six months ended June 30, 2017 and 2016 respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at June 30, 2017 and December 31, 2016, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended June 30, 2017 and 2016 a stockholder of the Company advanced the Company $-0- and $-0- respectively. The loan has a balance of $15,055 at June 30, 2017 and a balance of $8,955 as of December 31, 2016. The loan bears no interest and is payable on demand.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company’s common stock at $0.0001 per share. Subsequently, in 2014, in a private transactions, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500,000 shares of the Company’s common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400,000 shares of the Company’s common stock. At June 30, 2017 and December 31, 2016, the loan had balance was $100 and $100, respectively.

At June 30, 2017 and December 31, 2016, the Company was indebted to a stockholder in the amount of $1,000 and $1,500, respectively. The loan has an interest rate of 26.7%. In February 2017 the note was sold to another investor and that noteholder converted $500 in principal into 5,000,000 shares of common stock. Principal and accrued interest were due and payable on January 1, 2014.

In February 2016, the Company issued a promissory note to a stockholder in the amount of $7,000 with interest at the rate of 6% per annum. On September 6, 2016 the note holder converted the entire principal balance and accrued interest into common stock and therefore at June 30, 2017 there is no principal balance remaining on the note.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

June 30, 2017

In March and April 2014, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
March 2014	$50	$0.0001	500,000
April 2014	$40	$0.0001	400,000

Subsequent to these conversions there remains $125 in note principal outstanding at June 30, 2017.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company’s common stock at $0.0006 per share. At June 30, 2017 and December 31 2016, the note had a remaining principal balance of $60 and $60, respectively.

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

June 30, 2017

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

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company’s common stock. At June 30, 2017 and December 31, 2016, the remaining principal balance on this portion of the note is $715 and $715 respectively.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company’s common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. During January 2017, the current noteholder converted $1,100 in principal balance into 11,000,000 shares of common stock. During the same period, the current noteholder transfered $600 of the remaining principal balance to another investor who then converted the entire principal balance he received into 6,000,000 shares of common stock. During April 2017, the current notholder converted $410 of remaining principal into 6,000,000 shares of commn stock. There remains $890 in principal balance at June 30, 2017 with the current noteholder and $3,000 in principal balance with the original noteholder at December 31, 2016.

Convertible Note Payable-VV to LG (8%)#1

In July 2015, the Company issued a convertible note payable in the principal amount of $59,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company’s common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at June 30, 2017 and December 31,2016.

Convertible Note Payable-VV (8%) #2

In August 2015, the Company issued a convertible note payable in the principal amount of $38,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company’s common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at June 30, 2017 and December 31,2016.

Convertible Note Payable-LGC(8%)

On October 8, 2015, the Company issued a convertible note payable in the principal amount of $31,000 with an Original Issue Discount of $1,500. The note matures on October 8, 2016 and bears interest at 8%. The note holder has the right at any time to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at the discounted rate of 58% of the lowest market trading price during the 20 days prior to and including the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at June 30, 2017 and December 31,2016.

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

On September 27, 2016 the remaining $40,000 in principal balance and accrued interest on the note was sold in a private transaction to another investor and the Company issued a replacement note in the amount of $50,000. Both of the above noted transactions which took place on May 2, 2016 and September 27, 2016 respectively, resulted in a loss on the extinguishment of the original debt in the amount of $4,733 from deeming accrued interest in excess of actual accruals. This loss is reported in the statement of operations for the year ended December 31, 2016. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at June 30, 2017 and December 31,2016.

As a result of the aforementioned transactions and conversions, there is no principal balance remaining on the original $100,000 note as of June 30, 2017 and December 31,2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

During the months of May, June and July 2016, the holder of the above $35,000 Note converted all of the principal to common stock thereby leaving no principal balance payable on the note as of June 30, 2017 and December 31, 2016.

Convertible Note Payable-LGC (8%)

On January 7 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). Under the Purchase Agreement, on March 15, 2016 and June 15, 2016, the Company and the Investor conducted additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46, 803, respectively (see Convertible Notes Payable-LGC (8%) BEN below). During the quarter ended March 31, 2017 the noteholder converted the entire principal balance into 62,067,838 shares of common stock and therefore there is no principle balance outstanding at June 30, 2017. At December 31, 2016 the entire principal balance of $105,000 was outstanding.

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

In accordance with the terms of the Purchase Agreement, the investor and the Company closed on the two outstanding notes ($50,000 and $46,803) in May and June 2016 when the Company received the cash funding. During April 2017 the noteholder converted the entire principal balance of the $50,000 note into common stock of the Company. During June 2017 the noteholder converted $16,000 of the remaining principal of the $46,803 note into common stock of the Company. As of June 30,2017, there is no principal balance remaining on the $50,000 note and there is $30,803 in principal remaining on the $46,803 note. As of December 31, 2016 the entire principal balances of $50,000 and $46,803 were outstanding.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 (“the Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. During the quarter ended March 31, 2017 the noteholder converted $32,298 of the principle balance into 23,489,690 shares of common stock thereby leaving a principal balance of $25,452 on the note at June 30, 2017. The entire principal balance in the amount of $57,750 was outstanding on the note at December 31, 2016.

Convertible Notes Payable-LG (9%)

On October 11, 2016, the Company issued to an Investor a replacement convertible note in the principal amount of $50,000 (“the Replacement Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. This Replacement Note partially replaces a note originally issued on June 12, 2015 in the principal amount of $100,000. During the quarter ended December 31, 2016 the noteholder converted the entire principal balance into shares of common stock thereby leaving $-0- principal balance remaining on the note as of June 30, 2017 and December 31, 2016.

Convertible Notes Payable-BBCG (9%)

On October 11, 2016, the Company issued to an Investor a convertible note in the principal amount of $157,895 (“the Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. The note contains an original issue discount in the amount of $7,895. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 57.5% of the lowest trading price for the twenty prior trading days including the date of conversion. During April and June of 2017, the noteholder converted the entire remaining principal balance of the note into common stock of the Company. There is no principal balance remaining on the note as of June 30, 2017. The entire $157,895 principal balance was outstanding on the note as of December 31, 2016.

Convertible Notes Payable - LG Funding (8%)

On May 1 2017 ,the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of 8 convertible redeemable notes in aggregate principal amount of $1,012,500. On May 1st, 2017 and June 2, 2017, the Company and the Investor conducted the first two closings under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $131,250 (the “$131K Note”) ; and (ii) a convertible redeemable note in principal amount of $125,000 (the “$125K Note” and together with the $131K Note, the “Notes”). Under the Purchase Agreement, on January 1, 2018 and February 2, 2018, the Company and the Investor expect to conduct additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $131,250 and $125,000 respectively. Further, the Company and the Investor will conduct four additional closings in July 2017, August 2017, March 2018 and April 2018 for the four remaining notes totaling $500,000 under the Purchase Agreement.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

In consideration for the issuance of the $131K Note and the $125K Note, on May 1, 2017 and June 2, 2017, the Company received net proceeds (after deducting $12,500 in legal fees) in the amount of $243,750. In consideration for the issuance of the $131K and the $125k Notes, the Investor issued to the Company a $131,250 fully-collateralized secured promissory note and a $125,000 fully-collateralized secured promissory note (the “Investor Notes”), pursuant to which the Investor agreed to pay the Company $131,250 and $125,000 on or before January 1, 2018 and February 2, 2018 respectively. These Notes (often referred to as “back-end Notes”), bear interest at the rate of 8% per annum.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at June 30, 2017 as follows:

6/30/2017 Debt	Remaining Principal Amount	Original Issue Discount	Derivative Discount	Deferred Financing Costs	Total Convertible Notes Payable	Derivative Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - SD	15,000				15,000
Note Payable - NW	715				715
Note Payable - MC #2	890				890
Convertible Note Payable - CB (5%)	-				-	883
Convertible Note Payable - LGC (8%) BEN	30,803				30,803	32,909
Convertible Notes Payable-SO (8%)	25,452				25,452	26,556
Convertible Note Payable - LGC (8%) 1	131,250			(5,223)	126,027
Convertible Note Payable - LGC (8%) BEN 1	131,250				131,250
Convertible Note Payable - LGC (8%) 2	125,000			(5,223)	119,777
Convertible Note Payable - LGC (8%) BEN 2	125,000				125,000
	$585,545	$-	$-	$(10,446)	$575,099	$60,348

As of June 30, 2017, the convertible notes payable can be converted into approximately 442,089,020 shares of common stock.

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

June 30, 2017

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

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and May 1, 2017 and June 2, 2017 and the 9% Convertible Note payable issued October 1, 2016, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2017. The primary assumptions include: projected annual volatility of 158%-181%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

As of June 30, 2017 the Company’s derivative financial instruments included:

1) Embedded derivatives associated with certain of the Company’s unsecured convertible notes payable. The Company’s 5% convertible notes payable and 8% convertible notes payable and 9% convertible note payable issued to unrelated investors is a hybrid instrument, which warrants separate accounting as a derivative instrument. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the Derivative Liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes Payable. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes. The embedded derivative feature includes the conversion feature within the notes and an early redemption option. The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

The 5% Convertible Note Payable and the 8% Convertible Notes Payable and the 9% convertible note payable are valued at June 30, 2017. The following assumptions were used for the valuation of the embedded derivative:

●	The stock price of $0.0091 decreased to $0.0022 in this period (basis for the variable conversion price) would fluctuate with the Company projected volatility;

●	An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

●	Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

●	Capital raising events (a single financing at 1 month from the valuation date) are a factor for the VV to LG Convertible Note. The full reset events projected to occur based on future stock issuance (single event) resulting in a reset exercise price.

●	The monthly trading volume would average $493,426 as of 6/30/2017 and would increase at 5% per month;ownership limits conversion across LG’s 6 notes based on 4.99% with shares outstanding increasing monthly by 1%.

●	The variable conversion price of 50% to 58% over 3 to 20 trading days would have effective rates of 38.61% to 52.68%;

●	The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

●	The projected annual volatility for each valuation period was based on the historical volatility of the company:

3/31/2017	172%	6/2/2017	176%
4/7/2017	176%	6/5/2017	158%
4/11/2017	174%	6/15/2017	162%
4/26/2017	173%	6/23/2017	169%
5/2/2017	181%	6/30/2017	173%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at June 30, 2017 as follows:

Convertible Note	Derivative Treatment Date	Maturity Date	Principal Note Amount	Original Derivative Valuation	Derivative Valuation December 31, 2017	Quarter Ended March 31, 2017 Issuances	Quarter Ended March 31, 2017 Conversions	Quarter Ended March 31, 2017 Mark-to- Market	Derivative Valuation March 31, 2017	Quarter Ended June 30, 2017 Conversions	Quarter Ended June 30, 2017 Issuances	Quarter Ended June 30, 2017 Mark-to- Market	Derivative Valuation June 30, 2017

8% Convertible Note Payable- issued 5/2/2016	10/1/2016	5/2/2017	$57,750	$58,355	$58,355		$(34,680)	$17,806	$41,481		$-	$(14,925)	$26,556

5 % Convertible Note- Payable - issued 6/12/2015	4/12/2016	1/7/2017	35,863	37,827	918			440	$1,358			(475)	883

9% Convertible Notes Payable- issued 10/01/2016	3/26/2017	3/27/2018	157,895	56,956		162,463		58,370	$220,833	(194,820)	-	(26,013)	-

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	105,000	87,287	21,395		(136,759)	115,364	$-		-	-	-

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	50,000	15,803	15,803			66,985	$82,788	(85,228)	-	2,440	-

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	3/7/2017	50,000	87,538	36,449			45,348	$81,797	(74,602)	-	(7,195)	-

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	1/7/2017	46,803	82,115	15,894			60,672	$76,566	(17,111)	-	(26,546)	32,909

			$503,311	$425,881	$148,814	$162,463	$(171,439)	$364,985	$504,823	$(371,761)	$-	$(72,714)	$60,348

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

The Company’s total mark-to-market fair value adjustment ((income)/expense) for the six month ended June 30, 2017 amounted to $292,271.

Note 7. STOCKHOLDERS’ EQUITY

The Company has authorized 1,500,000,000 shares of common stock with a par value of $0.0001 per share. There were 600,468,629 and 225,847,976 shares of common stock issued and outstanding at June 30, 2017 and December 31, 2015, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At June 30, 2017 and December 31, 2015, there were 500,000 shares and 50,000 shares of Series A preferred stock were issued and outstanding respectively. The preferred stock has preferential voting rights of 100 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At December 31, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at December 31, 2016. The Series B preferred stock has no voting rights. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred shares were converted into common stock in accordance with the terms of the Series B preferred stock. As of result there were 8,000 shares of Series B preferred shares outstanding at June 30, 2017. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

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

During the quarter ended June 30, 2016, the Company issued an aggregagte 10,683,804 shares of common stock at prices ranging from $0.0028 to $0.0044 per share as partial conversion of notes.

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

June 30, 2017

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

During the quarter ended June 30, 2017, the Company issued an aggregate 33,000,000 shares of common stock at prices ranging from $0.0022 to $0.0028 per share for services provided to the Company.

During the quarter ended June 30, 2017, the Company issued an aggregate 177,072,945 shares of common stock at prices ranging from $0.0001 to $0.0028 per share as partial conversion of notes.

During the quarter ended June 30, 2017, the Company issued an aggregate 450,000 shares of Preferred Series A stock at par of $.0001.

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company’s President and stockholder for $525 per month which amounted to $3,150 for the six months ended June 30, 2017. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the six-months ended June 30, 2017 was $594. On September 12th 2016 the Company entered into a commercial lease agreement for office premises at a cost of $650 per month for a one-year term with the option to renew for one extended term of three years. The cost of this space for the six-months ended June 30, 2017 was $3,900.

Total rent expense for the six-months ended June 30, 2017, and 2016, totaled $7,644 and $4,093.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

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

As more fully described in Note 3 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of the following:

	June 30,	December 31,
	2017	2016
Due to Related Party	$8,921	$8,921
Due to officer/stockholder	8,955	10,555
Due to other stockholders	6,790	5,975
Total Related Party Obligations	$24,666	$25,451

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company’s CEO is $100,000 per annum which has been accrued for the years ended December 13, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. During the year ended December 31, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015. In the quarter ended June 30, 2017, $45 in accrued CEO compensation was converted to Series A Preferred shares.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

As more fully described in Note 1-Intangible Asset-Licensing Agreement, on March 8th 2016 (with an effective date of October 1, 2015) the Company entered into a Licensing Agreement with a Florida Corporation (Licensor) that is owned by a related party. The Company issued 25,000 shares of Series B Preferred stock to the Licensor as partial consideration for the Licensing agreement plus a $150,000 promissory note to the Licensor for the balance of the consideration. During the quarter-ended March 31, 2016, 3,400 shares of Series B Preferred stock were converted into 1,700,000 shares of common stock in accordance with the terms of the Series B Preferred stock. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred stock was converted into 9,050,000 shares of common stock in accordance with the terms of the Series B Preferred stock.

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $3,250,726 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of its flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

In May 2017, the Company adopted the Medifirst Solutions, Inc. 2017 Equity Incentive Plan (the “Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 125,000,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. During the quarter ended June 30, 2017, the Company issued from the Plan 28,000,000 shares to non-employees for services rendered. As of June 30, 2017 there is a balance of 97,000,000 shares available for future issuance under the Medifirst Solutions, Inc. 2017 Equity Incentive Plan.

Note 13. SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2017, the Company issued an aggregate of 8,000,000 shares of Common Stock for services rendered by consultants and professionals.

Subsequent to the quarter ended June 30, 2017, the Company issued an aggregate 17,285,121 shares of Common Stock upon conversions of an aggregate principal amount equal to approximately $15,803 outstanding convertible promissory notes and $1,309 in accrued interest.

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

On July 8, 2016, we received clearance from the FDA to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device. The FDA does not give advance notice or define a timeline during their evaluation for 510(k) clearance. Generally, when 510(k) clearance is granted, an early stage medical device company, such as Medifirst, is required to put together an infrastructure, including (i) new office space, (ii) instituting FDA controls and procedures, (iii) fine-tuning manufacturing, (iv) building and executing on a sales strategies, (v) producing custom-made cases and packaging for the medical device, and (vi) aligning all staffing, consulting and personnel needs. As Medifirst was aware that the FDA time frame was unknown and 510(k) clearance was not guaranteed, we intentionally delayed the aggressive expansion of our operations and production before successfully receiving clearance to begin sales. Since receiving clearance, we presented our laser and established business relationships in Morocco, China, Asia, Mid-East and other international countries and markets. The international markets, although requiring complicated registration processes and ground work, offer the opportunity for large bulk sales which would be very beneficial for the Company's growth. Medifirst believes it has made significant progress in setting up a sales and corporate infrastructure and continues to advance these efforts further.

Recent Developments

On June 16, 2017, the Company issued 450,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) to the Company’s Chief Executive Officer, Bruce Schoengood. The Series A Preferred are not convertible into any series or class of stock of the Company and are not entitled to receive dividends, nor do they have rights to distribution from the assets of the Company in the event of any liquidation, dissolution, or winding up of the Company. Each record holder of Series A Preferred have the right to two thousand (2,000) votes per share of Series A Preferred held by such holder on any matter with holders of the Company’s common stock and other securities entitled to vote, if any, voting together as one (1) class.

On July 18, 2017, the Company announced that it signed NFL player Jordan Poyer as a spokesperson for the Time Machine Laser. Before getting signed to the Buffalo Bills, Jordan was referred to the Time Machine Laser Program for treatments to help relieve pain in his shoulder and ankle. Mr. Poyer was so pleased by the result of his treatments, Mr. Poyer agreed to be a spokesperson for the Company to assist the Company enhance its social media presence and to assist the Company with getting in front of athletic staff of sporting teams.

On August 1, 2017, the Company, through its wholly-owned subsidiary Medical Lasers Manufacturer, Inc., entered into two Master Exclusive Distribution Agreement (the “Distribution Agreement”), each with AOTEX (O.S.) S.A.L. (“AOTEX”), an international distribution company based in the Middle East. Pursuant to the Distribution Agreement, the Company granted AOTEX a three-years’ exclusive right to distribute the Company’s Infrared Time Machine Laser (collectively with all accessories and carrying case sold therewith, the “Product”), in the following territories: Lebanon, Kuwait, Saudi Arabia, United Arab of Emirates, Bahrain, Qatar, Oman, Jordan and Iraq (with an option to expand the territories to Egypt, Cyprus and Turkey). The exclusivity of the distribution rights under the Distribution Agreement may be revoked and the Company may terminate the Distribution Agreement, at the sole discretion of the Company, in the event that AOTEX fails to purchase an aggregate of $500,000 in Product during the first year, an aggregate of $1,000,000 in Product during the second year, and $2,000,000 in Product during the third year. After early discussions between the Company and AOTEX, it is contemplated that AOTEX will partially distributed the Product through established medical distribution companies, including Medica Group, Gulf Drug, and Arabian Ethicals. The foregoing description of the terms of the Distribution Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to the form of the Distribution Agreement, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 7, 2017.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Revenues

During the three months ended June 30, 2017 and 2016, the Company’s revenue for the sale of its products was equal to $-0- and $-0-, respectively. The Company is still in developmental stage and does not generate significant revenue.

Expenses

For the three months ended June 30, 2017 and 2016, expenses were $192,853 and $151,060, respectively. The reason for the increase in expenses was primarily due to substantial increases in: advertising and promotions costs, consulting fees, and professional fees. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal, Accounting and Professional Fees

For the three months ended June 30, 2017 and 2016 professional fees were $50,055 and $36,335, respectively. The substantial increases were due to additional accounting, consulting and professional fees incurred in the connection with accounting for derivatives, SEC compliance, legal services for an increased number of conversions and contracts, and general bookkeeping and financial statement preparation.

Other Income/(Expense)

For the three months ended June 30, 2017 and 2016, other income was $2,521 and $1.356, respectively, and other expenses were ($111,403) and ($117,885), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization.

Net Income/(Loss)

For the three months ended June 30, 2017 and 2016 the Company had a net loss of ($301,735) and ($31,819).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

Revenues

During the six months ended June 30, 2017 and 2016, the Company’s revenue for the sale of its products was equal to $9,995 and $-0-, respectively. The Company is still in developmental stage and does not generate significant revenue.

Expenses

For the six months ended June 30, 2017 and 2016, expenses were $588,174 and $234,863, respectively. The reason for the increase in expenses was primarily due to substantial increases in: consulting fees, legal and professional fees, rent, travel due to foreign sales summit, and other expenses. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal, Accounting and Professional Fees

For the six months ended June 30, 2017 and 2016 professional fees were $174,320 and $60,895, respectively. The substantial increases were due to additional accounting, consulting and professional fees incurred in the connection with accounting for derivatives, SEC compliance, legal services for an increased number of conversions and contracts, and general bookkeeping and financial statement preparation.

Other Income/(Expense)

For the six months ended June 30, 2017 and 2016, other income was $2,521 and $2,523, respectively, and other expenses were ($567,422) and ($134,093), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization.

Net Income/(Loss)

For the six months ended June 30, 2017 and 2016 the Company had a net loss of ($1,143,433) and ($366,433).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At June 30, 2017 and December 31, 2016, our principal sources of liquidity included cash of $231,333 and $165,017, respectively.

As of June 30, 2017, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 6-month period ended June 30, 2017, the Company issued 266,697,926 shares of Common Stock upon conversions of a principal amount equal to $609,577.14 of outstanding convertible promissory notes.

During the 6-month period ended June 30, 2017, the Company issued an aggregate of 9,050,000 shares of Common Stock upon conversion of an aggregate of 18,100 shares of Series B Preferred.

During the 6-month period ended June 30, 2017, the Company issued an aggregate of 3,900,000 shares of Common Stock for consulting services.

Subsequent to June 30, 2017 the Company issued 17,285,121 shares of Common Stock upon conversions of an aggregate principal amount of $15,803.00 of outstanding convertible promissory notes and $1,309.27 in accrued interest thereon.

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

August 21, 2017	By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)

