Form 10-Q
period 2017-09-30
Medifirst Solutions, Inc.
filed 2017-11-20
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(check one)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 17, 2017, there were 757,723,186 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2016 and September 30, 2017 (unaudited)	4

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016	5

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016	6

Notes to Unaudited Consolidated Financial Statements	7

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

2

TABLE OF CONTENTS

Financial Statements (Unaudited)

Consolidated Balance Sheets as of December 31, 2016 and September 30, 2017 (unaudited)	4

Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2017 and 2016	5

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016	6

Notes to Unaudited Consolidated Financial Statements	7 - 24

Medifirst Solutions, Inc.

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets:
Cash	$417,175	$165,017
Inventory	27,885	14,023
Prepaid items	-	15,720
Loans Receivable from Investor	506,250
Interest Receivable	11,441
Total current assets	962,751	194,760

Property, Plant and Equipment, net	1,392	1,871

Other Assets
Security Deposit	650	650
Intangible Asset - License Agreement, net	120,002	137,502
Total other assets	120,652	138,152

Total Assets	$1,084,795	$334,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$80,243	$75,368
Accrued expenses - officer’s compensation	409,652	405,197
Due to related party	8,921	8,921
Loans payable - stockholders	16,074	10,555
Note Payable for license agreement	-	150,000
Convertible notes payable	1,086,431	391,653
Derivative Liabilities	179,079	144,792
Total current liabilities	1,780,400	1,186,486

Commitments & Contingencies (Note 8)	-	-

Stockholders’ Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 500,000 and 50,000 shares issued and outstanding, respectively	50	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 8,000 and 26,100 shares issued and outstanding, respectively	1	3
Common stock, $0.0001 par value; 4,000,000,000 shares authorized, 703,665,083 and 225,847,976 shares issued and outstanding, respectively	70,369	22,586
Additional paid in capital	2,717,329	1,232,996
Accumulated deficit	(3,483,354)	(2,107,293)
Total Stockholders’ Equity	(695,605)	(851,703)

Total Liabilities & Stockholders’ Equity	$1,084,795	$334,783

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Product sales, net	20,000	-	29,995	-
	20,000	-	29,995	-
Cost of goods sold	705	-	1,058	-
Gross income	19,295	-	28,937	-

Expenses:
Officer’s compensation	25,000	25,000	75,000	75,000
Advertising and promotion	35,503	12,193	61,385	32,114
Computer and internet	668	275	3,310	463
Consulting fees	87,400	89,667	350,600	124,510
Professional fees	23,823	49,486	198,143	110,381
Rent	6,222	1,946	13,866	6,039
Travel	642	588	9,823	1,744
Lab testing	-	-	8,175	32,400
Dues and subscriptions	1,186	296	3,450	10,575
Other	17,283	12,672	62,149	33,760
	197,727	192,123	785,901	426,986

Net loss from Operations before other income, expenses	(178,432)	(192,123)	(756,964)	(426,986)

Other income and (expense)
Interest expense	(62,003)	(138,665)	(337,154)	(416,734)
Interest income	8,920	-	11,441	2,523
Change in fair value -derivatives	(1,113)	(112,720)	(293,384)	31,256

Net loss before provision for income tax	$(232,628)	$(443,508)	$(1,376,061)	$(809,941)

Provision for income taxes	-	-	-	-

Net Loss	$(232,628)	$(443,508)	$(1,376,061)	$(809,941)

Loss per common share - Basic and fully diluted	$(0.000)	$(0.007)	$(0.003)	$(0.014)

Weighted average number of shares outstanding - Basic and fully diluted	630,071,123	59,434,929	482,716,956	57,864,173

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(1,376,061)	$(809,941)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	17,980	9,520
Stock Based Compensation	431,925	119,530
Change in assets and liabilities
Accrued Interest Receivable	(11,441)	(2,523)
Accounts payable and accrued expenses	75,940	48,021
Change in fair value - derivatives	293,384	(650)
Amortization of debt discount & other financing costs	257,323	412,327
Stockholder’s loan	-	(11,913)
Prepaid expenses	15,720	-
Inventory	(13,862)	-
Net cash used by operating activities	(309,092)	(235,629)

Cash flows from investing activities:
Purchase of equipment	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from stockholder loan	5,000	-
Proceeds from sale of Convertible notes payable	556,250	212,750
Net cash provided by financing activities	561,250	212,750

Net increase (decrease) in cash	252,158	(22,879)
Cash at beginning of period	165,017	156,958
Cash at end of period	$417,175	$134,079

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,276	$1,014

Non-cash investing and financing activities:
Common stock issued for note interest and note conversions	$1,070,846	$99,387
Accounts Payable exchanged for promissory note	$15,000	$-
Preferred stock issued for debt settlement and license agreement	$-	$70,001
Preferred stock exchanged for common stock	$905
Note receivable – investor unfunded note payable	$506,250

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Medifirst Solutions, Inc. (“MSI” or the “Company”) was incorporated in Nevada in November 2010. The Company has not generated significant sales to date. The Company intends to have a diverse product line of consumer products. Since inception, the Company has been engaged in business planning activities, including researching the industry, identifying target markets for the Company’s products, developing the Company’s models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for establishing the Company’s offices and identifying future sources of capital. At the present time, the Company is building products and affiliations in and related to the cosmetic healthcare industry. The company has started to hire a salesforce and sign distribution agreements in anticipation of future sales.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2017, the consolidated results of its operations for the three-month and nine-month periods ended September 30, 2017 and 2016 and the consolidated cash flows for the nine-month periods ended September 30, 2017 and 2016. The results of operations for the nine-month period ended September 30, 2017 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of September 30, 2017 or December 31, 2016.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value. Finished goods inventory includes hand held laser devices, their carrying cases and goggles.

Notes receivable (Investor)

In May 2017 the company entered into a securities purchase agreement with an investor (as more fully described in Note 5 below). As part of that agreement, the company issued eight (8) convertible 8% notes payable to the investor in the amounts of $131,250, $131,250, $125,000, $125,000, $125,000, $125,000, $125,000 and $125,000. Four (4) of these notes will close with cash funding subsequent to September 30, 2017 and are secured by fully collateralized promissory notes issued by the Investor to the Company in the amounts of $131,250, $125,000, $125,000, and $125,000 (also known as the “back-end notes”). These back-end notes bear interest at the rate of 8% per annum. The accrued interest income and interest receivable on these back end notes in the amount of $11,441 is reported as other income on the statement of operations and as a current asset on the balance sheet.

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

Intangible Asset- Licensing Agreement

On March 8th 2016 (with an effective date of October 1, 2015), the company, through its sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The license provides with respect to the Technology, Licensor hereby grants to Licensee an irrevocable, nontransferable, royalty-bearing license, with a right of sublicense (the “License”), throughout the Territory in the Field of Use, whether or not under the Licensed Patent, to:

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. During the quarter-ended June 30, 2017, the $150,000 promissory note was erroneously removed from the books but has now been restored for the quarter ended September 30, 2017. The transaction of $18,986 in accrued interest was satisfied through the issuance of 17,272,727 shares of the Company’s common stock. This transaction was erroneously recorded as the satisfaction of the entire $150,000 note during the quarter ended June 30, 2017. This error was detected during quarter ended September 30, 2017 and the principal amount of $150,000 was restored and is included in Convertible Notes Payable at September 30, 2017. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company’s common stock.

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

September 30, 2017

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of September 30, 2017, and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017, the Company had $417,175 in cash equivalents.

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

September 30, 2017

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

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Computer equipment	$8,956	$8,956
Less: accumulated depreciation	(7,565)	(7,085)

	$1,392	$1,871

Depreciation expense was $480 and $770, for the nine months ended September 30, 2017 and 2016 respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at September 30, 2017 and December 31, 2016, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended September 30, 2017 and 2016 a stockholder of the Company advanced the Company $-0- and $-0- respectively. The loan has a balance of $16,074 at September 30, 2017 and a balance of $8,955 as of December 31, 2016. The loan bears no interest and is payable on demand.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company’s common stock at $0.0001 per share. Subsequently, in 2014, in a private transaction, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500,000 shares of the Company’s common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400,000 shares of the Company’s common stock. At September 30, 2017 and December 31, 2016, the loan had balance was $100 and $100, respectively.

At September 30, 2017 and December 31, 2016, the Company was indebted to a stockholder in the amount of $1,000 and $1,500, respectively. The loan has an interest rate of 26.7%. In February 2017 the note was sold to another investor and that noteholder converted $500 in principal into 5,000,000 shares of common stock. Principal and accrued interest were due and payable on January 1, 2014.

In February 2016, the Company issued a promissory note to a stockholder in the amount of $7,000 with interest at the rate of 6% per annum. On September 6, 2016 the note holder converted the entire principal balance and accrued interest into common stock and therefore at September 30, 2017 there is no principal balance remaining on the note.

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

September 30, 2017

In March and April 2014, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
March 2014	$50	$0.0001	500,000
April 2014	$40	$0.0001	400,000

Subsequent to these conversions there remains $125 in note principal outstanding at September 30, 2017.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company’s common stock at $0.0006 per share. At September 30, 2017 and December 31 2016, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company’s common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 70,296,142 shares at September 30, 2017 and 22,562,213 shares at December 31, 2016.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

In October 2014, the note holder converted $1,100 of note principal into 1,100,000 of the Company’s common stock. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 70,296,142 shares at September 30, 2017 and 22,562,213 shares at December 31, 2016.

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company’s common stock. At September 30, 2017 and December 31, 2016, the remaining principal balance on this portion of the note is $715 and $715 respectively.

Note Payable-MC #1

In August 2013, the note holder/stockholder who received the $4,475 in principal from the aforementioned noteholder, converted $700 of note principal into 700,000 shares of the Company’s common stock at $0.001 per share. In October 2013, in a private transaction, this note holder transferred $1,000 of note principal to a third party of which $700 was converted into 700,000 shares in June 2014. In January 2017 the remaining $2,075 principal balance on this note was transferred to another investor who during the same period converted the entire remaining principal balance into 4,190,480 common shares.

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company’s common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. During January 2017, the current noteholder converted $1,100 in principal balance into 11,000,000 shares of common stock. During the same period, the current noteholder transferred $600 of the remaining principal balance to another investor who then converted the entire principal balance he received into 6,000,000 shares of common stock. During April 2017, the current noteholder converted $410 of remaining principal into 6,000,000 shares of common stock. There remains $890 in principal balance at September 30, 2017 with the current noteholder and $3,000 in principal balance with the original noteholder at December 31, 2016.

Convertible Note Payable-VV to LG (8%)#1

In July 2015, the Company issued a convertible note payable in the principal amount of $59,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company’s common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at September 30, 2017 and December 31,2016.

Convertible Note Payable-VV (8%) #2

In August 2015, the Company issued a convertible note payable in the principal amount of $38,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company’s common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at September 30, 2017 and December 31,2016.

Convertible Note Payable-LGC(8%)

On October 8, 2015, the Company issued a convertible note payable in the principal amount of $31,000 with an Original Issue Discount of $1,500. The note matures on October 8, 2016 and bears interest at 8%. The note holder has the right at any time to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at the discounted rate of 58% of the lowest market trading price during the 20 days prior to and including the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at September 30, 2017 and December 31,2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

On September 27, 2016 the remaining $40,000 in principal balance and accrued interest on the note was sold in a private transaction to another investor and the Company issued a replacement note in the amount of $50,000. Both of the above noted transactions which took place on May 2, 2016 and September 27, 2016 respectively, resulted in a loss on the extinguishment of the original debt in the amount of $4,733 from deeming accrued interest in excess of actual accruals. This loss is reported in the statement of operations for the year ended December 31, 2016. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at September 30, 2017 and December 31, 2016.

As a result of the aforementioned transactions and conversions, there is no principal balance remaining on the original $100,000 note as of September 30, 2017 and December 31, 2016.

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

During the months of May, June and July 2016, the holder of the above $35,000 Note converted all of the principal to common stock thereby leaving no principal balance payable on the note as of September 30, 2017 and December 31, 2016.

Convertible Note Payable-LGC (8%)

On January 7 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). Under the Purchase Agreement, on March 15, 2016 and June 15, 2016, the Company and the Investor conducted additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46, 803, respectively (see Convertible Notes Payable-LGC (8%) BEN below). During the quarter ended March 31, 2017 the noteholder converted the entire principal balance into 62,067,838 shares of common stock and therefore there is no principle balance outstanding at September 30, 2017. At December 31, 2016 the entire principal balance of $105,000 was outstanding.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

In accordance with the terms of the Purchase Agreement, the investor and the Company closed on the two outstanding notes ($50,000 and $46,803) in May and June 2016 when the Company received the cash funding. During April 2017 the noteholder converted the entire principal balance of the $50,000 note into common stock of the Company. During June 2017 the noteholder converted $16,000 of the remaining principal of the $46,803 note into common stock of the Company. In July and September 2017 the noteholder converted the remaining $30,803 of the note’s principal balance into common stock. As a result, there is no principal balance remaining on either note as of September 30, 2017. As of December 31, 2016 the entire principal balances of $50,000 and $46,803 were outstanding.

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 (“the Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. During the quarter ended March 31, 2017 the noteholder converted $32,298 of the principle balance into 23,489,690 shares of common stock thereby leaving a principal balance of $25,452 on the note at September 30, 2017. The entire principal balance in the amount of $57,750 was outstanding on the note at December 31, 2016.

Convertible Notes Payable-LG (9%)

On October 11, 2016, the Company issued to an Investor a replacement convertible note in the principal amount of $50,000 (“the Replacement Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. This Replacement Note partially replaces a note originally issued on June 12, 2015 in the principal amount of $100,000. During the quarter ended December 31, 2016 the noteholder converted the entire principal balance into shares of common stock thereby leaving $-0- principal balance remaining on the note as of September 30, 2017 and December 31, 2016.

Convertible Notes Payable-BBCG (9%)

On October 11, 2016, the Company issued to an Investor a convertible note in the principal amount of $157,895 (“the Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. The note contains an original issue discount in the amount of $7,895. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 57.5% of the lowest trading price for the twenty prior trading days including the date of conversion. During April and June of 2017, the noteholder converted the entire remaining principal balance of the note into common stock of the Company. There is no principal balance remaining on the note as of September 30, 2017. The entire $157,895 principal balance was outstanding on the note as of December 31, 2016.

Convertible Notes Payable - Funding (8%)

On May 1 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of 8 convertible redeemable notes in aggregate principal amount of $1,012,500. On May 1st, 2017 and June 2, 2017, the Company and the Investor conducted the first two closings under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $131,250 (the “$131K Note”) ; and (ii) a convertible redeemable note in principal amount of $125,000 (the “$125K Note”). On July 10, 2017 and August 7, 2017, the Company and the Investor conducted the second two closings under the Purchase Agreement, pursuant to which the Company issued to the Investor two convertible redeemable notes each in the principal amount of $125,000; Under the Purchase Agreement, on January 1, 2018, February 2, 2018, March 10 ,2018 and April 7, 2018 the Company and the Investor expect to conduct additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $131,250, $125,000, $125,000 and $125,000 respectively.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

In consideration for the issuance of the $131K Note and the $125K Note, on May 1, 2017 and June 2, 2017 and for the two $125k Notes on July 10, 2017 and August 7, 2017, the Company received net proceeds (after deducting $25,000 in legal fees) in the amount of $481,250. In consideration for the issuance of the $131K and the three $125k Notes, the Investor issued to the Company a $131,250 fully-collateralized secured promissory note and three $125,000 fully-collateralized secured promissory notes (the “Investor Notes”), pursuant to which the Investor agreed to pay the Company $131,250 and $375,000 on or before January 1, 2018, February 2, 2018, March 10, 2018 and April 7, 2018 respectively. These Notes (often referred to as “back-end Notes”), bear interest at the rate of 8% per annum.

Convertible Notes Payable - JR (5%)

On August 2, 2017 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $50,000. The note matures on August 2, 2018 and bears interest at 5%. The note holder has the right at any time on or after the day that is six months from August 2, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at a fixed price of .003 per share. The entire principal balance of $50,000 is outstanding as of September 30, 2017.

Convertible Notes Payable - MLM (10%)

As more fully described in Note 1 to the financial statements, on March 8th 2016 (with an effective date of October 1, 2015), the company, through its sole wholly-owned subsidiary ("Licensee"), entered into a Product and Know-How License Agreement ("Agreement") with a Florida Corporation ("Licensor") which is owned by a related party - the son of the Company's CEO. The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. During the quarter-ended June 30, 2017, the $150,000 promissory note was erroneously removed from the books but has now been restored for the quarter ended September 30, 2017. The transaction of $18,986 in accrued interest was satisfied through the issuance of 17,272,727 shares of the Company's common stock. This transaction was erroneously recorded as the satisfaction of the entire $150,000 note during the quarter ended June 30, 2017. This error was detected during quarter ended September 30, 2017 and the principal amount of $150,000 was restored and is now included in Convertible Notes Payable at September 30,2017. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with its embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company's common stock.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at September 30, 2017 as follows:

9/30/2017	Remaining	Original		Deferred	Total Convertible
	Principal	Issue	Derivative	Financing	Notes	Derivative
Debt	Amount	Discount	Discount	Costs	Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - SD	15,000				15,000
Note Payable - NW	715				715
Note Payable - MC #2	890				890
Convertible Note Payable - JR (5%)	50,000				50,000
Convertible Note Payable - CB (5%)	-				-	865
Convertible Notes Payable - SO (8%)	25,452				25,452	25,735
Convertible Note Payable - LGC (8%) 1	131,250			(3,647)	127,603
Convertible Note Payable - LGC (8%) BEN 1	131,250				131,250
Convertible Note Payable - LGC (8%) 2	125,000			(3,647)	121,353
Convertible Note Payable - LGC (8%) BEN 2	125,000				125,000
Convertible Note Payable - LGC (8%) 3	125,000			(4,846)	120,154
Convertible Note Payable - LGC (8%) BEN 3	125,000				125,000
Convertible Note Payable - LGC (8%) 4	125,000			(5,326)	119,674
Convertible Note Payable - LGC (8%) BEN 4	125,000				125,000
Convertible Note Payable - MLM (10%)	133,750		(134,595)		(845)	152,479
	$1,238,492	$-	$(134,595)	$(17,466)	$1,086,431	$179,079

As of September 30, 2017, the convertible notes payable can be converted into approximately 1,069,732,088 shares of common stock.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

Note 6. DERIVATIVES AND FAIR VALUE INSTRUMENTS

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and the 9% Convertible Note payable issued October 1, 2016. Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date. The Company records the fair value of the Convertible Notes Payable and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Change in Fair Value - derivatives.” These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and May 1, 2017 and June 2, 2017 and the 9% Convertible Note payable issued October 1, 2016, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and September 30, 2017. The primary assumptions include: projected annual volatility of 146%-171%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

As of September 30, 2017, the Company’s derivative financial instruments included:

Embedded derivatives associated with certain of the Company’s unsecured convertible notes payable. The Company’s 5% convertible notes payable, 8% convertible notes payable, 9% convertible note payable and 10% note payable issued to unrelated investors is a hybrid instrument, which warrants separate accounting as a derivative instrument. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the Derivative Liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes Payable. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes. The embedded derivative feature includes the conversion feature within the notes and an early redemption option. The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

The 5% Convertible Note Payable, 8% Convertible Notes Payable, 9% convertible note payable and the 10% note payable are valued at September 30, 2017. The following assumptions were used for the valuation of the embedded derivative:

- The stock price of $0.0022 decreased to $0.0015 in this period (basis for the variable conversion price) would fluctuate with the Company projected volatility;

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

- The monthly trading volume would average $537,419 as of 9/30/2017 and would increase at 5% per month; ownership limits conversion across LG’s 6 notes based on 4.99% with shares outstanding increasing monthly by 1%.

- The variable conversion price of 50% to 58% over 3 to 20 trading days would have effective rates of 46.10% to 50.71%;

- The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

- The projected annual volatility for each valuation period was based on the historical volatility of the company:

6/30/2017	171%
7/11/2017	171%
9/5/2017	151%
9/15/2017	159%
9/22/2017	161%
9/30/2017	146%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at September 30, 2017 as follows:

9/30/2017

Convertible Note	Derivative Treatment Date	Maturity Date	Principal Note Amount	Original Derivative Valuation	Derivative Valuation December 31, 2016	Quarter Ended March 31, 2017 Issuances	Quarter Ended March 31, 2017 Conversions	Quarter Ended March 31, 2017 Mark-to- Market	Derivative Valuation March 31, 2017	Quarter Ended June 30, 2017 Conversions	Quarter Ended June 30, 2017 Issuances	Quarter Ended June 30, 2017 Mark-to- Market	Derivative Valuation June 30, 2017	Quarter Ended September 30, 2017 Conversions	Quarter Ended September 30, 2017 Issuances	Quarter Ended September 30, 2017 Mark-to- Market	Derivative Valuation September 30, 2017
8% Convertible Note Payable- issued 5/2/2016	10/1/2016	5/2/2017	$57,750	$58,355	$58,355		$(34,680)	$17,806	$41,481		$-	$(14,925)	$26,556	$-	$-	$(821)	$25,735
5 % Convertible Note- Payable - issued 6/12/2015	4/12/2016	1/7/2017	35,863	37,827	918			440	$1,358		-	(475)	883			(18)	865
9% Convertible Notes Payable- issued 10/01/2016	3/26/2017	3/27/2018	157,895	56,956		162,463		58,370	$220,833	(194,820)	-	(26,013)	-				-
8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	105,000	87,287	21,395		(136,759)	115,364	$-		-	-	-				-
8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	50,000	15,803	15,803			66,985	$82,788	(85,228)	-	2,440	-				-
8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	3/7/2017	50,000	87,538	36,449			45,348	$81,797	(74,602)	-	(7,195)	-				-
8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	1/7/2017	46,803	82,115	15,894			60,672	$76,566	(17,111)	-	(26,546)	32,909	(31,741)		(1,168)	-
10% Convertible Notes Payable- issued March 8, 2016	3/8/2016	9/8/2018	150,000	167,164										(17,805)	167,164	3,120	152,479
			$653,311	$593,045	$148,814	$162,463	$(171,439)	$364,985	$504,823	$(371,761)	$-	$(72,714)	$60,348	$(49,546)	$167,164	$1,113	$179,079

The Company’s total mark-to-market fair value adjustment ((income)/expense) for the nine months ended September 30, 2017 amounted to $293,384.

Note 7. STOCKHOLDERS’ EQUITY

The Company has authorized 4,000,000,000 shares of common stock with a par value of $0.0001 per share. Effective September 19, 2017, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 4,000,000,000 shares. There were 703,665,083 and 225,847,976 shares of common stock issued and outstanding at September 30, 2017 and December 31, 2015, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At September 30, 2017 and December 31, 2016, there were 500,000 shares and 50,000 shares of Series A preferred stock were issued and outstanding respectively. The preferred stock has preferential voting rights of 2,000 votes per outstanding share.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At December 31, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at December 31, 2016. The Series B preferred stock has no voting rights. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred shares were converted into common stock in accordance with the terms of the Series B preferred stock. As of result there were 8,000 shares of Series B preferred shares outstanding at September 30, 2017. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

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

September 30, 2017

During the quarter ended March 31, 2017, the Company issued an aggregate 9,050,000 shares of common stock for conversion of 18,100 shares of Preferred Series B stock.

During the quarter ended June 30, 2017, the Company issued an aggregate 33,000,000 shares of common stock at prices ranging from $0.0022 to $0.0028 per share for services provided to the Company.

During the quarter ended June 30, 2017, the Company issued an aggregate 177,072,945 shares of common stock at prices ranging from $0.0001 to $0.0028 per share as partial conversion of notes and accrued interest.

During the quarter ended June 30, 2017, the Company issued an aggregate 450,000 shares of Preferred Series A stock at par of $.0001.

During the quarter ended September 30, 2017, the Company issued an aggregate 41,000,000 shares of common stock at prices ranging from $0.0002 to $0.0021 per share for services provided to the Company.

During the quarter ended September 30, 2017, the Company issued an aggregate 62,196,454 shares of common stock at prices ranging from $0.00065 to $0.00099 per share as partial conversion of notes and accrued interest.

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company’s President and stockholder for $525 per month which amounted to $4,725 for the nine months ended September 30, 2017. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the nine-months ended September 30, 2017 was $891. On September 12th 2016 the Company entered into a commercial lease agreement for office premises at an original cost of $650 per month for a one-year term with the option to renew for one extended term of three years. In July 2017 the Company leased additional space at this location thereby increasing the monthly rent to $1,450. The cost of this space for the nine-months ended September 30, 2017 was $8,250.

Total rent expense for the nine-months ended September 30, 2017, and 2016, totaled $13,866 and $6,039.

The Company has agreements with consultants for ongoing services to be rendered with the following commitments:

	Commitment	Term

Consultant - FDA requirements and compliance	$2,000 per month	12 Months

Consultant - capital formation and market services	Various equity percentage issuances of restricted stock for fundings	6 Months

Consultant - tradeshow attendance, strategy and collaboration, coordination regarding FDA compliance, manufacturing operations, sales and marketing, other related services	$10,000 per month (payable quarterly in cash or common stock from the 2016/2017 Equity Incentive Plan)	12 Months

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

As more fully described in Note 3 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of the following:

	September	December 31,
	2017	2016
Due to Related Party	$8,921	$8,921
Due to officer/stockholder	10,021	10,555
Due to other stockholders	6,790	5,975
Total Related Party Obligations	$25,732	$25,451

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company’s CEO is $100,000 per annum which has been accrued for the years ended December 13, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. During the year ended December 31, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015. In the quarter ended September 30, 2017, $45 in accrued CEO compensation was converted to Series A Preferred shares. During the quarter ended September 30, 2017, $25,500 in accrued compensation was paid to the CEO. Effective October 1, 2017, the employment agreement between the Company and its CEO was amended to increase the annual salary to $150,000.

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

As more fully described in Note 1 and Note 5 to the financial statements, $18,986 in accrued interest on the $150,000 note was satisfied through the issuance of 17,272,727 shares of the Company's common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with its embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company's common stock.

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

The Company has incurred losses from inception of approximately $3,483,354 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of its flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. Management believes the Company’s present cash and cash equivalents will enable it to meet its obligations for twelve months from the date these financial statements are available to be issued.

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

In May 2017, the Company adopted the Medifirst Solutions, Inc. 2017 Equity Incentive Plan (the “Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 125,000,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. During the nine months ended September 30, 2017, the Company issued from the Plan 71,000,000 shares to non-employees for services rendered. As of September 30, 2017 there is a balance of 54,000,000 shares available for future issuance under the Medifirst Solutions, Inc. 2017 Equity Incentive Plan.

Note 13. SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2017, the Company issued an aggregate of 29,000,000 shares of Common Stock for services rendered by consultants and professionals.

Subsequent to the quarter ended September 30, 2017, the Company issued an aggregate 35,058,103 shares of Common Stock upon conversions of an aggregate principal amount equal to $21,500 outstanding convertible promissory notes and $867 in accrued interest.

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

Recent Developments

The Company will be attending and exhibiting at the 2017 Greater New York Dental Meeting, a six-day event being held from November 24th to the 29th at the Jacob K. Javits Convention Center in New York City. The Time Machine Laser has shown exceptional and immediate results for patients who suffer from excruciating pain related to TMJ, a disorder often treated by dentists. The conference, with over 600 exhibitors, presents an opportunity to introduce the Company’s FDA cleared Time Machine Infrared Therapeutic Laser to the dental industry.

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

On August 31, 2017, the Company, through its wholly-owned subsidiary Medical Laser Manufacturer, Inc., entered into a Master Exclusive Distribution Agreement (the “IEMSM Distribution Agreement”) with Inter Equipment Medical Services Maroc (“IEMSM”), a distribution company based in Morocco. Pursuant to the IEMSM Distribution Agreement, the Company granted IEMSM a three-years’ exclusive right to distribute the Product, in Morocco. The exclusivity of the distribution rights under the IEMSM Distribution Agreement may be revoked and the Company may terminate the IEMSM Distribution Agreement, at the sole discretion of the Company, in the event that IEMSM fails to purchase an aggregate of $100,000 in Product during the first year, an aggregate of $125,000 in Product during the second year, and $150,000 in Product during the third year. The Company has begun the product registration process with authorities in Morocco and IEMSM’s distribution efforts will commence after the registration process is complete. No assurances can be made that the Company will be granted clearance to sell or, if clearance is achieved, that IEMSM will be successful in its sales efforts. The foregoing description of the terms of the IEMSM Distribution Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to the form of the IEMSM Distribution Agreement, which is filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 6, 2017.

Effective September 19, 2017, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 4,000,000,000 shares. All other provisions of the Articles of Incorporation in effect prior to this amendment remain unchanged.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenues

During the three months ended September 30, 2017 and 2016, the Company’s revenue from the sale of its products was equal to $20,000 and $-0-, respectively. The Company is still in developmental stage and does not generate significant revenue.

Expenses

For the three months ended September 30, 2017 and 2016, expenses were $197,727 and $192,123, respectively. The reason for the increase in expenses was primarily due to substantial increases in: advertising and promotions costs, consulting fees, and professional fees. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal, Accounting, Consulting and Professional Fees

For the three months ended September 30, 2017 and 2016 professional fees were $111,223 and $139,153, respectively. The decrease was due to reduced consulting and professional fees incurred during the quarter.

Other Income/(Expense)

For the three months ended September 30, 2017 and 2016, other income was $8,920 and $-0-, respectively, and other expenses were ($63,116) and ($251,385), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, interest income on investor notes receivable, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization.

Net Income/(Loss)

For the three months ended September 30, 2017 and 2016 the Company had a net loss of ($232,628) and ($443,508).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Revenues

During the nine months ended September 30, 2017 and 2016, the Company’s revenue for the sale of its products was equal to $29,995 and $-0-, respectively. The Company is still in developmental stage and does not generate significant revenue.

Expenses

For the nine months ended September 30, 2017 and 2016, expenses were $785,901 and $426,986, respectively. The reason for the increase in expenses was primarily due to substantial increases in: advertising and promotion, consulting fees, legal and professional fees, rent, travel due to foreign sales summit, and other expenses. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal, Accounting, Consulting and Professional Fees

For the nine months ended September 30, 2017 and 2016 professional fees were $548,743 and $234,891 respectively. The substantial increases were due to additional accounting and professional fees incurred in the connection with accounting for derivatives, SEC compliance, legal services for an increased number of conversions and contracts, and general bookkeeping and financial statement preparation. In addition, there was a significant increase in consulting fees for salesperson agreements, marketing, and distribution agreements to support product sales.

Other Income/(Expense)

For the nine months ended September 30, 2017 and 2016, other income was $11,441 and $33,779, respectively, and other expenses were ($630,538) and ($416,734), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, interest income on investor notes receivable, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization.

Net Income/(Loss)

For the nine months ended September 30, 2017 and 2016 the Company had a net loss of ($1,376,061) and ($809,941).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At September 30, 2017 and December 31, 2016, our principal sources of liquidity included cash of $417,175 and $165,017, respectively.

As of September 30, 2017, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 9-month period ended September 30, 2017, the Company issued 328,894,380 shares of Common Stock upon conversions of a principal amount equal to $659,366.26 of outstanding convertible promissory notes.

During the 9-month period ended September 30, 2017, the Company issued an aggregate of 9,050,000 shares of Common Stock upon conversion of an aggregate of 18,100 shares of Series B Preferred.

During the 9-month period ended September 30, 2017, the Company issued an aggregate of 6,900,000 shares of Common Stock for consulting services.

Subsequent to September 30, 2017, the Company issued 52,343,224 shares of Common Stock upon conversions of an aggregate principal amount of $37,303 of outstanding convertible promissory notes and $2,176.34 in accrued interest thereon.

Subsequent to September 30, 2017, the Company issued an aggregate of 19,000,000 shares of Common Stock for consulting services.

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

November 20, 2017	By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)

