Form 10-K/A
period 2016-12-31
Medifirst Solutions, Inc.
filed 2018-01-24
CIK 1522704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

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

ii

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on April 6, 2017 (the “Form 10-K”), and is being filed in its entirety to amend Item 9A of the Form 10-K to correct the disclosure pertaining to the our management’s assessment that our internal control over financial reporting as of the end of the fiscal year were not effective.  Except as set forth in Item 9A below and filing of related certifications, no other changes are made to the Form 10-K. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K, including the Company’s financial statements and the footnotes thereto.

iii

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our principal executive and principal financial officer, Bruce Schoengood, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in order to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

However, because of our limitations in financial and manpower resources, which prohibits a segregation of duties, our disclosure controls and procedures to allow such timely decisions regarding required disclosures. As we grow and expand our financial resources we will engage additional manpower as needed. However, there can be no assurance that our operations or financial resources will grow or expand.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation filed on November 8, 2010(1)

3.2	Certificate of Amendment to Articles of Incorporation filed on March 28, 2011(1)

3.3	By-laws adopted on November 15, 2010(1)

3.4	Certificate of Amendment to Articles of Incorporation filed on December 19, 2011(1)

3.5	Certificate of Amendment to Articles of Incorporation filed on November 19, 2015(6)

3.6	Certificate of Designation of Series B Convertible Preferred Stock filed on September 24, 2015(3)

3.7	Amended Certificate of Designation of Series A Preferred Stock filed on October 15, 2015(6)

4.1	Specimen Common Stock Certificate(1)

4.2	Convertible Debenture, dated June 12, 2015(6)

4.3	8% Convertible Redeemable Note due October 8, 2016(6)

4.4	5% Convertible Promissory Note due October 12, 2016(6)

4.5	Promissory Note, dated March 8, 2016(3)

4.6	8% Convertible Redeemable Note due January 7, 2017(5)

4.7	8% Convertible Redeemable Back End Note due January 7, 2017(5)

4.8	8% Convertible Redeemable Replacement Note due January 7, 2017(5)

4.9	8% Convertible Redeemable Note due March 7, 2017(6)

4.10	8% Convertible Redeemable Back End Note due March 7, 2017(6)

4.11	8% Convertible Redeemable Replacement Note due February 28, 2017(6)

4.12	8% Convertible Redeemable Note due May 2, 2017(7)

4.13	8% Convertible Redeemable Replacement Note due May 2, 2017(7)

4.14	Medifirst Solutions, Inc. 2016 Equity Incentive Plan(8)

4.15	Convertible Redeemable Note due March 27, 2018(9)

4.16	Convertible Redeemable Replacement Note due March 27, 2018(9)

4.17	Medifirst Solutions, Inc. MFST Equity Incentive Plan(10)

10.1	Asset Purchase Agreement, dated October 31, 2014, between Dr. Park Avenue Inc. and Dr. Park Ave.(2)

10.2	Agreement and Plan of Reorganization, dated August 19, 2015(4)

10.3	Sale and Purchase Agreement for Goods, dated August 25, 2015(6)

10.4	Trademark Purchase Agreement, dated August 21, 2015(6)

10.5	Securities Purchase Agreement, dated January 7, 2016(5)

10.6	Product and Know-How License Agreement(3)

10.7	Employment Agreement between the Company and Bruce Schoengood(6)

10.8	Securities Purchase Agreement, dated May 2, 2016(7)

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance(11)

101.SCH	XBRL Taxonomy Extension Schema(11)

101.CAL	XBRL Taxonomy Extension Calculation(11)

101.DEF	XBRL Taxonomy Extension Definition(11)

101.LAB	XBRL Taxonomy Extension Labels(11)

101.PRE	XBRL Taxonomy Extension Presentation(11)

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 30, 2011.

(2)	Incorporated by reference to the Company’s report on Form 8-K filed November 6, 2014.

(3)	Incorporated by reference to the Company’s report on Form 8-K filed March 14, 2016.

(4)	Incorporated by reference to the Company’s report on Form 8-K filed August 21, 2015.

(5)	Incorporated by reference to the Company’s report on Form 8-K Filed January 14, 2016.

(6)	Incorporated by reference to the Company’s report on Form 10-K filed April 14, 2016.

(7)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2016.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 2, 2016.

(9)	Incorporated by reference to the Company’s Form 8-K filed October 17, 2016.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed December 8, 2016.

(11)	Incorporated by reference to the Company’s Form 10-K filed April 6, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 24, 2018	MEDIFIRST SOLUTIONS, INC.

	By:	/s/ Bruce Schoengood
Bruce Schoengood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Bruce Schoengood	President, Chief Executive Officer,	January 24, 2018
	Bruce Schoengood	Principal Financial Officer, Director