Form 10-K
period 2017-12-31
Medifirst Solutions, Inc.
filed 2018-04-12
CIK 1522704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017: $1,366,829.

As of April 11, 2018, there were 1,243,548,268 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference: None

i

In this report, unless the context indicates otherwise, the terms “Medifirst,” “Company,” “we,” “us,” and “our” refer to Medifirst Solutions, Inc., a Nevada corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management’s current expectations and beliefs, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “SEC.” You should consider carefully the statements under “Item 1A. Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

ii

PART I

ITEM 1. BUSINESS

Corporate History

Medifirst Solutions, Inc. (“Medifirst” and the “Company”) was incorporated in Nevada in November 2010. Our principal executive office is located at 4400 U.S. 9 South, Suite 1000, Freehold NJ, 07726, and our telephone number is (732) 786-8044. Our website address is www.medifirstsolutions.com. The Company began as a development stage company focused on developing products within the healthcare market for both consumer and professional applications. Medifirst has had several different products and related distribution and sales services which include: its own line of disposable electronic cigarettes (“e-cigs”), Light Therapy for therapeutic healthcare use and home water machines which made water from air. In 2015, the Company made a strategic decision to add laser technology to its health and wellness division and discontinue its efforts with other products and divisions. Management believed that it was in the best interest of the Company and its shareholders to narrow its focus and business to developing its laser technology, which lasers are expected to target professionals that treat pain and inflammation, as well as cosmetic and skincare related conditions. In connection with the changed focus, the Company began to develop a product that if successfully cleared by the U.S. Food and Drug Administration (“FDA”), would be the first in a series of proprietary medical devices for the Company. The Company entered into an exclusive manufacturing agreement to produce what is now its hand-held mobile laser system known as “The Time Machine Program” for which the Company purchased the registered trademark. Furthermore, the Company purchased inventory from the developer of the lasers.

Additionally, Medifirst, through its wholly-owned subsidiary Medical Laser Manufacturer, Inc., entered into a Product and Know-How License Agreement (the “License Agreement”) with Laser Lab Corp to license the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers (“TM Lasers”). The License Agreement grants a license to the Company to use various technology, trade secrets, invention records, research records, reports and data, test results, clinical studies, engineering and technical data, designs, production specifications, processes, methods, procedures, facilities and know-how related to the inventions identified in the License Agreement, which inventions include the infrared laser in the TM Lasers for which the Company previously filed a Premarket Notification 510(k) submission with the FDA. Although the License is not exclusive, Laser Lab Corp may not license the know-how or inventions to a third party and may only directly, or through its wholly-owned subsidiary, use the know-how and inventions. In addition to the license granted to the Company, the License Agreement provides for an option to license other fields of use of the infrared laser in the TM Lasers, as well as additional wavelengths and colors, allowing the Company to develop a broader range of product offerings in the future. Furthermore, Laser Lab Corp granted the Company a right of first refusal to consider matching any bona fide offer to license other technologies of Laser Lab Corp.

After having received clearance to market the infrared laser in the TM Lasers, the Company has completed its internal controls and procedures as required by the FDA and has initiated its sales division, which has begun soliciting sales in both the U.S. and overseas.

Recent Developments

On June 16, 2017, the Company issued 450,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) to the Company’s Chief Executive Officer, Bruce Schoengood, in consideration for and in recognition of performance and value received by the Company in connection with the services he has provided. The Series A Preferred are not convertible into any series or class of stock of the Company, are not entitled to receive dividends and are not entitled to distribution from the assets of the Company in the event of any liquidation, dissolution, or winding up of the Company. Each record holder of Series A Preferred have the right to vote on any matter with holders of the Company’s common stock and other securities entitled to vote, if any, voting together as one (1) class. Each record holder of Series A Preferred has that number of votes equal to two thousand (2,000) votes per share of Series A Preferred held by such holder.

On August 4, 2017, the Company, through its wholly-owned subsidiary Medical Lasers Manufacturer, Inc., entered into two Master Exclusive Distribution Agreement (the “Distribution Agreement”) with AOTEX (O.S.) S.A.L. (“AOTEX”), an international distribution company based in the Middle East. Pursuant to the Distribution Agreement, the Company granted AOTEX a three-years’ exclusive right to distribute the Company’s Infrared Time Machine Laser (collectively with all accessories and carrying case sold therewith, the “Product”), in the following territories: Lebanon, Kuwait, Saudi Arabia, United Arab of Emirates, Bahrain, Qatar, Oman, Jordan and Iraq (with an option to expand the territories to Egypt, Cyprus and Turkey). The exclusivity of the distribution rights under the Distribution Agreement may be revoked and the Company may terminate the Distribution Agreement, at the sole discretion of the Company, in the event that AOTEX fails to purchase an aggregate of $500,000 in Product during the first year, an aggregate of $1,000,000 in Product during the second year, and $2,000,000 in Product during the third year. After early discussions between the Company and AOTEX, it is contemplated that AOTEX will partially distributed the Product through established medical distribution companies, including Medica Group, Gulf Drug, and Arabian Ethicals. However, as of the date of this Report, AOTEX has not make any purchase of any Product and no assurances can be made that AOTEX will ever be successful in its sales efforts.

On August 31, 2017, the Company, through its wholly-owned subsidiary Medical Lasers Manufacturer, Inc., entered into a Master Exclusive Distribution Agreement (the “Morocco Distribution Agreement”) with Inter Equipment Medical Services Maroc (“IEMSM”), a distribution company based in Morocco. Pursuant to the Morocco Distribution Agreement, the Company granted IEMSM a three-years’ exclusive right to distribute the Company’s Infrared Time Machine Laser (collectively with all accessories and carrying case sold therewith, the “Product”), in Morocco. The exclusivity of the distribution rights under the Morocco Distribution Agreement may be revoked and the Company may terminate the Distribution Agreement, at the sole discretion of the Company, in the event that IEMSM fails to purchase an aggregate of $100,000 in Product during the first year, an aggregate of $125,000 in Product during the second year, and $150,000 in Product during the third year. The Company has begun the product registration process with authorities in Morocco and IEMSM’s distribution efforts will commence after the registration process is complete.  As of the date of this Report, the Company has yet to be granted clearance to sell and no assurances can be made that the Company will ever be granted clearance to sell or, if clearance is achieved, that IEMSM will be successful in its sales efforts.

On September 19, 2017, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 4,000,000,000 shares. All other provisions of its Articles of Incorporation in effect prior to the amendment remain unchanged.

On November 24, 2017, the Company introduced the Infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device for the treatment of TMJ at the Jacob K. Javits Convention Center in New York City. According to the Mayo clinic, the temporomandibular joint (TMJ) acts like a sliding hinge, connecting your jawbone to your skull. You have one joint on each side of your jaw. TMJ disorders — a type of temporomandibular disorder or TMD — can cause pain in your jaw joint and in the muscles that control jaw movement. Pain may be due to a combination of factors, such as genetics, arthritis or jaw injury. Some people who have jaw pain also tend to clench or grind their teeth, although many people habitually clench or grind their teeth and never develop TMJ disorders. The Time Machine Laser has shown positive and often immediate results for patients who suffer from excruciating pain related to TMJ. We believe that the Time Machine Laser presents a targeted, natural, noninvasive and effective pain treatment option for patients who otherwise are reliant on drugs for immediate relief.

On December 14, announced that it has signed an agreement with Life Science Quest, LLC. Life Science Quest helps businesses to promote innovative technology, unlock global market potential, and empowers their overall growth.  Life Science Quest, with experience and resources across a broad spectrum of fields in health care and life sciences, provides high quality, results-oriented services to help businesses overcome barriers and maximize their potential.   Life Science Quest has a vast amount of experience working in the medical and healthcare industry including an emphasis on medical devices in the China market. With the rapidly developing and growing Chinese medical device and healthcare market, a population of 1.4 billion, and millions of patients suffering from acute and chronic pain, China presents a huge new market for the lasers.

On February 23, 2018 the Company announced that the Infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device, will be used for a new Sleep Apnea program. Sleep Apnea Silent Sleep Rx program based in Red Bank New Jersey, will use the Time Machine Infrared Laser as part of its protocol. Sleep disorders, including Sleep Apnea, have become a significant health issue in the United States. It is estimated that 42 million Americans suffer from Sleep Apnea, with 80 percent of the cases of moderate and severe obstructive Sleep Apnea undiagnosed. Many lawmakers are proposing legislation to have state and federal transit workers and truck drivers tested for this disorder. Recently, the National Transportation Safety Board reported that the probable cause of the 2016 NJ Transit crash at the Hoboken rail terminal, in which a train accelerated as it was coming into the station, was “the engineer’s fatigue resulting from his undiagnosed severe obstructive sleep apnea.”

The Time Machine Series Laser

FDA 510(k) Clearance

On July 8, 2016, we received clearance from the FDA to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device.

Applications

Indication for use: The Time Machine Series Lasers Model TTML-8102000 - 810/830nm is intended for use in temporary relief of minor muscle and joint pain, stiffness, minor arthritis pain, muscle spasm, temporary increase in local blood circulation and temporary relaxation of muscles by means of topical elevated tissue temperature from infrared spectral emissions.

The Company has delayed filing for FDA 510(k) clearance for the Green and Violet Laser until the Company secures the funding necessary to complete the process. The Green Laser is for aesthetic use and the Violet is anti-bacterial and anti-fungal.

Specifications

The Time Machine Infrared Laser 810/830nm operates in continuous wave mode set at a fixed frequency. The Infrared laser operates at a 810/830nm wavelength and at 2000mw, as set forth in our 510(k) submission. The Laser is hand-held and mobile. It works on rechargeable batteries, has 6,000 hours of usage against average treatments of 8 minutes for a specified area to treat and has specifications that are often found on larger more expense laser machines.

Manufacturing Agreement

Medifirst has entered into an exclusive manufacturing agreement allowing us to exclusively purchase various lasers in the TM Lasers having a range of wavelengths and colors, including Infrared, Green, Red, Violet, Ultra-Violet and Blue. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our products are manufactured in accordance with applicable FDA regulations and the comparable requirements of the European community and other countries.

Business Plan

We have begun to solicit to sell our TM Infrared laser in the U.S. and international marketplace. The current strategy to rolling out the products will be multifaceted, starting with trade shows, direct sales, marketing and advertising and partnering with medical device distributors. Medifirst has implemented internal controls and procedures as mandated by the FDA, including checks and balances to be implemented prior to sale in the Company’s office, which procedures will also be put in place at the Company’s manufacturer. The Company continues to actively engage additional sales and distribution affiliates to offer our lasers in the US market. Furthermore, we expect to engage various product marketing teams to introduce our brand and products to direct and indirect customers of the TM Lasers.

We have started our sales initiatives from our new office space for FDA controls and procedures and for training. We are actively interviewing sales and marketing professionals on an ongoing basis to introduce the Time Machine technology to the US and international markets. As part of our sales strategy, we will highlight to the medical communities our belief that the Time Machine hand-held mobile laser unit offers a very unique, effective and affordable alternative to the extremely costly and bulky laser machines current being offered in the marketplace.

The Company has presented the Time Machine Lasers to distributors and healthcare professionals in China, Toronto, Morocco, Dubai and Paris and continues to follow up to initiate sales. In the U.S. market, the Company has enlisted sales representatives in New Jersey, Florida and New York City. Currently the Company is introducing, demonstrating and conducting training for the Lasers at the offices of its Medical Directors in New York City and Boca Raton, Florida, as well as in the corporate office in New Jersey.

The healthcare professionals that we believe will benefit from incorporating the TM Lasers into their practices include medical doctors, chiropractors, pain specialists, dentists, cosmetic professional as well as hospitals and surgical centers. We also believe that our lasers will be useful to medi-spas, massage therapists, electrolysis providers, physical therapists and any professional that treats pain, inflammation and scarring. Because laser regulations vary from state-to-state, healthcare professionals will need to research their state-specific compliance requirements regarding their authorized usage.

The Time Machine Laser Series and Program (“TMP”) will be affordable and priced very competitively, as compared to other lasers in the industry which can typically cost tens of thousands of dollars. The Company currently offers financing through a third party for as little as just over two hundred dollars a month. List price is $9,995 and the company has the flexibility to offer discounts based on volume and strategic sales. Other lasers in the marketplace list at $16,000 to over $50,000. Many of these are not mobile and all-in-one units. We believe the benefits to healthcare professionals which include our treatment protocols as well as the additional benefit of additional revenue will make us highly competitive and in high demand in the medical laser industry. For example, although each practitioner can set the rates patients pay for laser treatments, which typically can range from $600 to $2,500 for a 6 treatment package. The prices are set by the healthcare facility taking into consideration the clientele and location of the practice. The Company does offer financing through a third party financing company.

Benefits of the The Time Machine Program (TMP):

●	Offers practitioners a lucrative opportunity to generate new revenues or enhance existing revenue sources with a low-cost device that provided what we believe to be an effective laser medical technology.

●	Allows businesses to expand their treatment offerings and increase their clientele using what our studies have shown are effective outcomes from treatment.

●	Allows businesses the possibility of recouping their initial investment within the first months, thereby creating a positive cash flow stream utilizing the recommended business model.

●	Promotes and advertises the doctors locations via The Time Machine Program’s social media updates which continues to bring in new patients.

●	Laser has pinpoint accuracy.

●	Easy to use and operate.

●	No incision, no redness, no swelling, no burning, no pain and no downtime.

●	Consistent “results-pleased” patients.

●	Increased referrals from patients.

●	Helps patients with various pain issues: joint, neck & back, muscle & body, TMJ & jaw, sports injuries, nerve pain, neuropathy, arthritis, carpal tunnel inflammatory issues. The patient’s doctor will make the final determination on what and how to treat.

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

Medifirst plans to, when funds are available, to file for FDA 510K clearance for its Green Laser. This Laser will be used and marketed for the aesthetics market which will include non-invasive and minimally-invasive cosmetic procedures for anti-aging, wrinkles, hyper-pigmentation, skin spots, acnes and various skin related concerns. Minimally-invasive and non-invasive treatments within the cosmetic procedures industry have been, in our belief, a booming area within the laser healthcare market. The Green Laser is perfectly positioned, in our judgement, as a Laser that will be in demand especially for healthcare professionals looking for an affordable entry point into the laser market. Many of our target clients’ patients are willing to pay out-of-pocket for what we believe are highly effective, affordable and shorter-recovery-time treatments. Although we believe some applications of our future lasers may be covered by some health insurance plans, and have reimbursable provider codes, our Laser will appeal to those healthcare professionals that typically charge their patients directly for services rendered.

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

Competition

Many laser devices and procedures currently used are invasive, which results in the potential of side effects and/or down time (redness, puffiness, swelling) after the laser treatments. Additionally, many of these procedures are very expensive for both the health care professionals that must purchase the expensive laser technology and for the patients paying for procedure costs of the laser treatments. The purchase price of such lasers range from $16,000 to $50,000 (plus) per unit and the laser units are typically big, stationary machines.

Because we anticipate the price range of The Time Machine Lasers to be approximately $9,995 or less, each healthcare professional will be paying less than traditionally spend on laser units and will have the flexibility to pass along the lower cost of the machinery onto their patients.

We believe, the Time Machine Lasers will be very well received in the Laser Industry as we are not aware of other handheld laser devices for pain that have the capabilities of our TM Lasers.

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

We anticipate that we will incur operating losses for the foreseeable future. As of December 31, 2017, we had cash in the amount of $ 287,569. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, assets, rights or products.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our December 31, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as a going concern. Although we have obtained the FDA clearance on our infrared laser, we have only begun to market and sell our infrared product in select markets. We expect to commence our national products and services campaign to generate revenue for our Time Machine TTML-8102000 Laser Thermal Therapeutic Device as soon as the funds for such a strategy are available. If we are unable to develop sufficient additional customers for our products and services, we will not generate enough revenue to sustain our business, and the Company may fail.

Our success is dependent on our officers and director to properly manage the Company and the loss or unavailability of their services could cause the business to fail.

Currently, we have one Officer and Director, Bruce Schoengood, who has assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. We are heavily dependent on the personal efforts and abilities of Mr. Schoengood.  He has, and expects to continue, to commit full-time to the development of our business plan in the next twelve months. The Company has added additional sales representatives as independent contractors in Florida, New York, New Jersey, California and Nebraska and will continue to try to add sales persons throughout the country.

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

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained the 510(k) clearance to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device. In addition, we have not yet applied for the 510(k) clearance Green TM Lasers. We are unable to predict if or when we would obtain such clearance and, even if we do obtain clearance, it can be subject to a recall if unexpected safety or operational problems arise. After the 510(k) clearance, we are also subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Our products are also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our systems to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our systems. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

Our current sole officer, sole director and principal founding stockholder, Bruce Schoengood, beneficially owns approximately 0.50% of the outstanding shares of our common stock and 100% of our Series A Preferred shares which carry super voting rights, which, when combined with his common stock holdings, constitutes approximately 44.85% of the voting rights of the Company. So long as this control is concentrated in the hands of Mr. Schoengood, he will continue to have significant control over electing our directors and determining the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This significant interest may have a negative impact on the market price of our common stock by discouraging third-party investors. In addition, such control by Mr. Schoengood will allow him to establish his own compensation and other benefits and perquisites in an amount and manner that would have a negative impact on our net income which in turn could negatively impact the market price, if any, of our common stock.

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

We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Certain investors may be unwilling to invest in our securities since we are quoted on the OTC Markets and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Markets at the time we seek financing. The volume and frequency of such trading has been limited to date. Sufficient funding through a financing may not be available to us at acceptable terms or at all. Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of us held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock has declined at the time of any financing from its current levels.

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

Our common stock currently quoted on the OTC Markets and there is a limited market for our common stock. Accordingly, trading of our stock is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including:

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

We anticipate that our common stock will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are and will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our IPO (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, will therefore be subject to the same new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

Our corporate address is located at 4400 Route 9 South, Suite 1000, Freehold NJ 07728 and our telephone number is (732) 786-8044. Our administrative office, which as a lease ending 2021, is located at 9 South Main Street, Suite 9, Marlboro NJ 07746. The office space is leased at a monthly cost of approximately $2,075. There are currently no proposed programs for the renovation, improvement or development of the facilities currently used. We believe these existing facilities are adequate for the foreseeable future.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted under the symbol “MFST” on the OTC Markets. Our common stock began trading on the OTC Bulletin Board on September 14, 2012. The following table sets forth the quarterly high and low sales prices of our common stock since we began trading. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2018
Quarter Ended	High $	Low $
March 31, 2018	0.0009	0.0004

Fiscal Year Ending December 31, 2017
Quarter Ended	High $	Low $
December 31, 2017	0.0015	0.0006
September 30, 2017	0.0025	0.0014
June 30, 2017	0.009	0.0021
March 31, 2017	0.0105	0.0028

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
December 31, 2016	0.007	0.0045
September 30, 2016	0.0178	0.0067
June 30, 2016	0.01	0.0071
March 31, 2016	0.0156	0.0089

Our common stock is subject to Rule 15g-9 of the Exchange Act, known as the Penny Stock Rule which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

As of April 11, 2018, we had 1,243,548,268 shares of common stock issued and outstanding and 106 stockholders of record.

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

During the fiscal year ended December 31, 2016, the Company issued an aggregate of 6,450,000 shares of Common Stock upon conversion of an aggregate of 12,900 shares of Series B Preferred.

During the fiscal year ended December 31, 2016, the Company issued an aggregate of 10,300,000 shares of restricted Common Stock for consulting services.

During the fiscal year ended December 31, 2017, the Company issued 426,539,027 shares of Common Stock upon conversions of an aggregate principal amount equal to approximately $530,554 outstanding convertible promissory notes.

During the fiscal year ended December 31, 2017, the Company issued an aggregate of 9,050,000 shares of Common Stock upon conversion of an aggregate of [18,100] shares of Series B Preferred, leaving 8,000 shares of Series B Preferred stock outstanding.

During the fiscal year ended December 31, 2017, the Company issued an aggregate of 135,100,000 shares of restricted Common Stock for consulting services.

Subsequent to the fiscal year ended December 31, 2017, the Company issued an aggregate of 18,000,000 shares of restricted Common Stock for consulting services.

Subsequent to the fiscal year ended December 31, 2017, the Company issued 376,111,255 shares of Common Stock upon conversions of an aggregate principal amount equal to approximately $76,870  outstanding convertible promissory notes.

Preferred Stock:

On June 16, 2017, the Company issued 450,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) to the Company’s Chief Executive Officer, Bruce Schoengood. The Series A Preferred are not convertible into any series or class of stock of the Company, are not entitled to receive dividends and are not entitled to distribution from the assets of the Company in the event of any liquidation, dissolution, or winding up of the Company. Each record holder of Series A Preferred have the right to vote on any matter with holders of the Company’s common stock and other securities entitled to vote, if any, voting together as one (1) class. Each record holder of Series A Preferred has that number of votes equal to two thousand (2,000) votes per share of Series A Preferred held by such holder.

Promissory Notes:

On January 7, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). In consideration for the issuance of the $105K Note, on January 13, 2016, the Company received net proceeds (after deducting the original issue discount and legal fees) in the amount of $75,696.69. In consideration for the issuance of the $50K Note, the Investor issued to the Company a $50,000 fully-collateralized secured promissory note (the “Investor Note”), pursuant to which the Investor agreed to pay the Company $50,000 on or before April 30, 2016, which was paid in full in May 2016. Under the Purchase Agreement, on March 15, 2016, the Company and the Investor conducted an additional closing for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 (the “$50K March Note”) and $46,803 (the “$46K March Note”), respectively. In consideration for the issuance of the $46K March Note, the Investor issued to the Company a $46,803 fully-collateralized secured promissory note, pursuant to which the Investor agreed to pay the Company $46,803 on or before June 15, 2016, which was paid in full in June 2016. All notes issued pursuant to the Purchase Agreement bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 9.99%, principal and interest on all the notes issued pursuant to the Purchase Agreement convertible into shares of the Company’s common stock at a conversion price equal to 55% of the lowest trading price of Common Stock during the 20 trading day period prior to conversion. As of the date of this Report, there remains no balance on the $105K Note and the principal balances of the $50K Note, the $50K March Note and the $46K March Note have no balances remaining.

On March 8, 2016, the Company, through its wholly-owned subsidiary, Medical Laser Manufacturer, Inc., memorialized in a Product and Know-How License Agreement with Medical Lasers Manufacturer, Inc., a Florida corporation doing business as Laser Lab Corp., an agreement to license the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers. In connection with the Company’s agreement with Laser Lab, which agreement was memorialized in the License Agreement, on September 24, 2015, the Company issue, to Laser Lab, a promissory note (the “Promissory Note”) in principal amount of $150,000 and bearing interest at 10% per annum. The principal and interest due under the Promissory Note was payable on September 8, 2017. As the Company was unable to pay the amounts due under the Promissory Note, the holder and the Company entered into an amendment to change the maturity date to September 8, 2018 and in allow the holder of the Promissory Note to convert principal and interest under the Promissory Note at a conversion price per share equal to 50% of the lowest trading price of the Company’s common stock quoted for the twenty trading days prior to the date of such conversion election. The current remaining principal balance of the Promissory Note is equal to $133,750.

On October 11, 2016, the Company issued to an accredited investor a 9% convertible promissory note in the principal amount of $157,895, which included an original issue discount of $7,895, resulting in proceeds of $150,000 to the Company. On the same day, the Company issued to the investor a convertible redeemable replacement note in principal amount of $50,000 (the “Replacement Note”). The issuance of the Replacement Note was made in connection with the investor’s partial purchase of $45,000 in principal and accrued interest thereon (valued at $5,000) of a $100,000 convertible promissory note that was originally issued by the Company on June 12, 2015 (the “Original Note”). The $50,000 principal amount of the Replacement Note reflected the principal and accrued interest under the Original Note. Subject to a beneficial ownership limitation equal to 4.99%, principal and interest on the Replacement Note is convertible into shares of Common Stock at a conversion price equal to 50% of the lowest trading price of Common Stock during the 20 trading day period prior to conversion, representing the same conversion terms as those included in the Original Note. The current remaining principal balance of the notes is equal to $0.

On May 2, 2017, the Company conducted the first closing under a Securities Purchase Agreement (the “Note Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $1,012,500.

At the first closing, the Company issued to the Investor (i) a convertible redeemable note in principal amount of $131,250 (the “$131K Note”); and (ii) a convertible redeemable back end note in principal amount of $131,250 (the “$131K B.E. Note”). The $131K Note and $131K B.E. Note, which are due on May 1, 2018, bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 4.99%, principal and interest are convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price equal to 58% of the lowest trading price of Common Stock during the fourteen trading day period prior to conversion. In consideration for the issuance of the $131K Note, on May 2, 2017, the Company received net proceeds (after deducting the Investor’s legal fees) in the amount of $125,000. In consideration for the issuance of the B.E. Note, the Investor issued to the Company a $131,250 fully-collateralized secured promissory note (the “Investor Note”), pursuant to which the Investor agreed to pay the Company $131,250 on or before January 1, 2018. However, since the Investor Note was not paid on January 1, 2018, the $131K B.E. Note and the Investor Note were cancelled and deemed void.

On or around June 7, 2017, the Company and Investor conducted the second closing under the Note Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $125,000 (the “$125K Note”); and (ii) a convertible redeemable back end note in principal amount of $125,000 (the “$125K B.E. Note”). The $125K Note and $125K B.E. Note, which are due on June 7, 2018, bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 4.99%, principal and interest are convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price equal to 58% of the lowest trading price of Common Stock during the fourteen trading day period prior to conversion. In consideration for the issuance of the $125K Note, on June 7, 2017, the Company received net proceeds (after deducting the Investor’s legal fees) in the amount of $118,750.00. In consideration for the issuance of the $125K B.E. Note, the Investor issued to the Company a $125,000 fully-collateralized secured promissory note (the “$125K Investor Note”), pursuant to which the Investor agreed to pay the Company $125,000 on or before February 7, 2018. However, since the $125K Investor Note was not paid on February 7, 2018, the $125K B.E. Note and the $125K Investor Note were cancelled and deemed void.

On or around July 10, 2017, the Company and Investor conducted the third closing under the Note Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $125,000 (the “Second $125K Note”); and (ii) a convertible redeemable back end note in principal amount of $125,000 (the “Second $125K B.E. Note”). The Second $125K Note and Second $125K B.E. Note, which are due on July 10, 2018, bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 4.99%, principal and interest are convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price equal to 58% of the lowest trading price of Common Stock during the fourteen trading day period prior to conversion. In consideration for the issuance of the Second $125K Note, on July 10, 2017, the Company received net proceeds (after deducting the Investor’s legal fees) in the amount of $118,750,000. In consideration for the issuance of the Second $125K B.E. Note, the Investor issued to the Company a $125,000 fully-collateralized secured promissory note (the “Second $125K Investor Note”), pursuant to which the Investor agreed to pay the Company $125,000 on or before Mach 10, 2018. However, since the Second $125K Investor Note was not paid on March 10, 2018, the Second $125K B.E. Note and the Second $125K Investor Note were cancelled and deemed void.

On or around August 24, 2017, the Company and Investor conducted the fourth closing under the Note Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $125,000 (the “Third $125K Note”); and (ii) a convertible redeemable back end note in principal amount of $125,000 (the “Third $125K B.E. Note”). The Third $125K Note and Third $125K B.E. Note, which are due on August 15, 2018, bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 4.99%, principal and interest are convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price equal to 58% of the lowest trading price of Common Stock during the fourteen trading day period prior to conversion. In consideration for the issuance of the Third $125K Note, on August 24, 2017, the Company received net proceeds (after deducting the Investor’s legal fees) in the amount of $118,750.00 . In consideration for the issuance of the Third $125K B.E. Note, the Investor issued to the Company a $125,000 fully-collateralized secured promissory note (the “Third $125K Investor Note”), pursuant to which the Investor agreed to pay the Company $125,000 on or before April 15, 2018. However, since the Investor and the Company agreed that the Third $125K Investor Note will not be paid on April 15, 2018, the Third $125K B.E. Note and the Third $125K Investor Note were cancelled and deemed void.

On January 25, 2018, the Company entered a Securities Purchase Agreement with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $157,500.   At the closing, conducted on February 13, 2018, the Company issued to the Investor (i) a convertible redeemable note in principal amount of $78,750 (the “$78K Note”); and (ii) a convertible redeemable back end note in principal amount of $78,750 (the “$78K B.E. Note”).  The $78K Note and $78K B.E. Note, which are due on January 25, 2019, bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 4.99%, principal and interest are convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price equal to 58% of the lowest trading price of Common Stock during the fourteen trading day period prior to conversion.  In consideration for the issuance of the $78K Note, on February 13, 2017, the Company received net proceeds (after deducting the Investor’s legal fees) in the amount of $75,000. In consideration for the issuance of the B.E. Note, the Investor issued to the Company a $78,750 fully-collateralized secured promissory note (the “$78K Investor Note”), pursuant to which the Investor agreed to pay the Company $78,750 on or before September 25, 2018.

All of the previously described issuances of securities were made pursuant to the exemption from registration at Section 4(a)(2) and/or Rule 506 of Regulation D under the Securities Act for either transactions not involving a public offering or for transactions with an “accredited investor” as defined under the Securities Act. Common Stock issued upon the exercise of conversion rights were made pursuant to Section 3(a)(9) of the Securities Act for securities exchanged by an issuer with its existing security holders exclusively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended December 31, 2016 and 2017.

Equity Compensation Plan Information

We have the following stock-based compensation plans: the 2016 Equity Incentive Plan, the MFST Equity Incentive Plan, the 2017 Equity Incentive Plan and the 2018 Equity Incentive Plan. As of March 30, 2018, there were no shares available for issuance under the 2016 Equity Incentive Plan and the MFST Equity Incentive Plan and there were 13,000,000 share available for issuance under the 2017 Equity Incentive Plan and there were 200,000,000 share available for issuance under the 2018 Equity Incentive.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and therefore are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section must be read in conjunction with the Audited Financial Statements included in this Prospectus.

Plan of Operation

Medifirst Solutions, Inc. (“Medifirst” and the “Company”) was incorporated in Nevada in November 2010. Our principal executive office is located at 4400 U.S. 9 South, Suite 1000, Freehold NJ, 07726, and our telephone number is (732) 786-8044. Our website address is www.medifirstsolutions.com. The Company began as a development stage company focused on developing products within the healthcare market for both consumer and professional applications. Medifirst has had several different products and related distribution and sales services which include: its own line of disposable electronic cigarettes (“e-cigs”), Light Therapy for therapeutic healthcare use and home water machines which made water from air. In 2015, the Company made a strategic decision to add laser technology to its health and wellness division and discontinue its efforts with other products and divisions. Management believed that it was in the best interest of the Company and its shareholders to narrow its focus and business to developing its laser technology, which lasers are expected to target professionals that treat pain and inflammation, as well as cosmetic and skincare related conditions. In connection with the changed focus, the Company began to develop a product that if successfully cleared by the U.S. Food and Drug Administration (“FDA”), would be the first in a series of proprietary medical devices for the Company. The Company entered into an exclusive manufacturing agreement to produce what is now its hand-held mobile laser system known as “The Time Machine Program” for which the Company purchased the registered trademark. Furthermore, the Company purchased inventory from the developer of the lasers.

Additionally, Medifirst, through its wholly-owned subsidiary Medical Laser Manufacturer, Inc., entered into a Product and Know-How License Agreement (the “License Agreement”) with Laser Lab Corp to license the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers (“TM Lasers”). The License Agreement grants a license to the Company to use various technology, trade secrets, invention records, research records, reports and data, test results, clinical studies, engineering and technical data, designs, production specifications, processes, methods, procedures, facilities and know-how related to the inventions identified in the License Agreement, which inventions include the infrared laser in the TM Lasers for which the Company previously filed a Premarket Notification 510(k) submission with the FDA. Although the License is not exclusive, Laser Lab Corp may not license the know-how or inventions to a third party and may only directly, or through its wholly-owned subsidiary, use the know-how and inventions. In addition to the license granted to the Company, the License Agreement provides for an option to license other fields of use of the infrared laser in the TM Lasers, as well as additional wavelengths and colors, allowing the Company to develop a broader range of product offerings in the future. Furthermore, Laser Lab Corp granted the Company a right of first refusal to consider matching any bona fide offer to license other technologies of Laser Lab Corp.

After having received clearance to market the infrared laser in the TM Lasers, the Company has completed its internal controls and procedures as required by the FDA and has initiated its sales division, which has begun soliciting sales in both the U.S. and overseas.

During fiscal year 2015, we submitted to the FDA a Premarket Notification 510(k) for two of our lasers in the TM Lasers, which submission noted the intended use of the lasers to treat specific skin conditions, including Vascular and Pigmented Lesions, as well as relief of muscle and joint pain, muscle spasms and inflammation. On July 8, 2016, we received clearance from the FDA to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device.

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

Results of Operations

Fiscal Year Ended December 31, 2017

Revenues

During the year ended December 31, 2017 and 2016, we generated $29,995 and $-0- in revenues, respectively. The company is still in developmental stage and does not generate significant revenue.

We no longer are a dealer for Atmospheric Waters Solutions and sell water generators.

Expenses

For the year ended December 31, 2017 and 2016, expenses were $980,508 and $733,746, respectively. The reason for the increase in expenses was primarily due to substantial increases in: advertising and promotions costs, consulting fees, professional fees, and subscriptions, and research and development lab testing. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal and Accounting

For the year ended December 31, 2017 and 2016, professional fees were $224,286 and $143,531, respectively.

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

Other Income/(Expense)

For the year ended December 31, 2017 and 2016, other expenses were ($606,265) and ($403,938), respectively consisting of interest expense. These changes are all due to the changes in fair value of derivatives for the quarter and interest expense on debt, amortization of original issue discount, amortization of deferred financing costs, loss on the extinguishment of debt and derivative discount amortization.

Net Income/(Loss)

For the year ended December 31, 2017 and 2016 the company had a net loss of ($1,557,836) and ($1,137,684).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected accredited investors and periodic borrowings from investors. At December 31, 2017 and 2016, our principal sources of liquidity included cash and cash equivalents of $287,569 and $165,017, respectively.

As of December 31, 2017, we did not have any significant commitments for capital expenditures.

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

It is the opinion of management that the audited consolidated financial statements for the calendar year ended December 31, 2017 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

802 N. Washington St.
Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medifirst Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medifirst Solutions, Inc. as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Medifirst Solutions, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred significant losses since inception and is dependent upon additional outside capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11 of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC
Fruci & Associates II, PLLC
We have served as the Company’s auditor since 2015
Spokane, WA April 11, 2018

Medifirst Solutions, Inc.

Consolidated Balance Sheets

December 31, 2017 and  December 31, 2016

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$287,569	$165,017
Inventory	33,435	14,023
Prepaid items	-	15,720
Total current assets	321,004	194,760

Property, Plant and Equipment, net	1,232	1,871

Other Assets
Security Deposit	650	650
Intangible Asset -License Agreement, net	116,252	137,502
Total other assets	116,902	138,152

Total Assets	$439,138	$334,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$97,621	$75,368
Accrued expenses - officer’s compensation	401,079	405,197
Due to related party	8,921	8,921
Loans payable - stockholders	14,499	10,555
Note Payable for license agreement	-	150,000
Convertible notes payable	280,351	391,653
Convertible notes payable-related party	133,750	-
Derivative Liabilities	251,886	144,792
Total current liabilities	1,188,107	1,186,486

Commitments & Contingencies (Note 8)	-	-

Stockholders’ Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 500,000 and 50,000 shares issued and outstanding, respectively	50	5
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 8,000 and 26,100 shares issued and outstanding, respectively	1	3
Common stock, $0.0001 par value; 4,000,000,000 shares authorized, 849,437,003 and 225,847,976 shares issued and outstanding, respectively	84,946	22,586
Additional paid in capital	2,831,163	1,232,996
Accumulated deficit	(3,665,129)	(2,107,293)
Total Stockholders’ Equity	(748,969)	(851,703)

Total Liabilities & Stockholders’ Equity	$439,138	$334,783

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2017 and 2016

	2017	2016

Product sales, net	29,995	-
	29,995	-
Cost of goods sold	1,058	-
Gross income	28,937	-

Expenses:
Officer’s compensation	112,500	100,000
Impairment loss-inventory	-	45,475
Advertising and promotion	63,548	48,694
Computer and internet	4,130	978
Consulting fees	435,589	295,764
Professional fees	224,286	143,531
Rent	20,713	9,536
Travel	12,903	3,959
Lab testing	7,107	32,449
Dues and subscriptions	3,720	11,402
Other	96,012	41,958
	980,508	733,746

Net loss from Operations before other income, expenses	(951,571)	(733,746)

Other income and (expense)
Interest expense	(405,144)	(641,812)
Interest income	-	1
Loss on extinguishment of debt	-	(4,733)
Change in fair value -derivatives	(201,121)	242,606

Net loss before provision for income tax	$(1,557,836)	$(1,137,684)

Provision for income taxes	-	-

Net Loss	$(1,557,836)	$(1,137,684)

Loss per common share - Basic and fully diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - Basic and fully diluted	551,555,582	80,655,915

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

For theYears Ended December 31, 2017 and 2016

	Common Stock		Preferred Class A		Preferred Class B		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2016	35,101,750	3,510	50,000	5	-	-	310,183	(969,609)	(655,911)

Issuance of common shares upon conversions of notes payable	133,096,226	13,311					278,943		292,254
Issuance of common shares for services rendered	50,900,000	5,090					264,900		269,990
Issuance of Series B Preferred shares as part consideration for license agreement					25,000	3	-		3
Issuance of Series B Preferred shares as payment for inventory					10,000	1	49,999		50,000
Issuance of Series B Preferred shares as consideration for trademark purchase					4,000	-	19,999		19,999
Issuance of common shares upon conversion of Series B Preferred Stock	6,450,000	645			(12,900)	(1)	(645)		(1)
Additional paid in capital from derivative liability on debt conversion							306,781		306,781
Additional paid in capital from conversion of accrued interest on notes							2,836		2,836
Issuance of common shares to extend due date of a note payable at par value per share	300,000	30					-		30
Net Loss								(1,137,684)	(1,137,684)
Balance - December 31, 2016	225,847,976	22,586	50,000	5	26,100	3	1,232,996	(2,107,293)	(851,703)

Issuance of common shares upon conversions of notes payable	426,539,027	42,655					505,093		547,748
Issuance of common shares for services rendered	188,000,000	18,800					474,180		492,980
Issuance of 450,000 shares of Series A Preferred Stock			450,000	45					45
Issuance of common shares upon conversion of 18,100 shares of Series B Preferred Stock	9,050,000	905			(18,100)	(2)	903
Additional paid in capital from derivative liability on debt conversion							617,991		617,991
Net Loss								(1,557,836)	(1,557,836)
Balance - December 31, 2017	849,437,003	84,946	500,000	50	8,000	1	2,831,163	(3,665,129)	(748,969)

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017	2016

Cash flows from operating activities:
Net loss	$(1,557,836)	$(1,137,684)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	21,890	13,430
Stock Based Compensation	493,025	270.020
Impairment loss- inventory		45,475
Change in assets and liabilities
Security deposit	-	(650)
Accounts payable and accrued expenses	84,811	63,798
Change in fair value - derivatives	201,121	(242,606)
Amortization of debt discount & other financing costs	321,983	665,385
Stockholder’s loan	-	(13,894)
Prepaid expenses	15,720	(15,720)
Inventory	(19,412)	(9,498)
Net cash used by operating activities	(438,698)	(361,944)

Cash flows from investing activities:
Purchase of equipment	-	(642)
Net cash used by investing activities	-	(642)

Cash flows from financing activities:
Proceeds from stockholder loan	5,000	-
Proceeds from sale of Convertible notes payable	556,250	370,645
Net cash provided by financing activities	561,250	370,645

Net increase (decrease) in cash	122,552	(8,059)
Cash at beginning of period	165,017	156,958
Cash at end of period	$287,569	$165,017

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,826	$1,014

Non-cash investing and financing activities:
Common stock issued for convertible debt	$5,230	$99,387

Derivative liability extinguished upon conversion	$617,990	$-

Common stock issued for convertible debt with derivatives	$544,323	$636,711

New discounts associated with derivatives on convertible debt	$505,607	$-

Accounts Payable exchanged for promissory note	$15,000	$-
Preferred stock issued for debt settlement and license agreement	$-	$70,001

Preferred stock exchanged for common stock	$905	$-

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of December 31, 2017 or December 31, 2016. There are no customer account receivables as of December 31, 2017 or December 31, 2016.

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

Intangible Asset- Licensing Agreement

On March 8th, 2016 (with an effective date of October 1, 2015), the company, through it’s sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The license provides with respect to the Technology, Licensor hereby grants to Licensee an irrevocable, nontransferable, royalty-bearing license, with a right of sublicense (the “License”), throughout the Territory in the Field of Use, whether or not under the Licensed Patent, to:

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

December 31, 2017

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of December 31, 2017, the convertible notes payable can be converted into approximately 1,039,477,572 shares of common stock.

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of December 31, 2017 and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017, the Company had $287,569 in cash equivalents.

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

December 31, 2017

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

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31,2016
Computer equipment	$8,956	$8,956
Less: accumulated depreciation	(7,725)	(7,085)

	$1,232	$1,871

Depreciation expense was $640 and $930, for the years ended December 31, 2017 and 2016 respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at December 31, 2017 and December 31, 2016, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended December 31, 2017 and 2016 a stockholder of the Company advanced the Company $-0- and $-0- respectively. The loan has a balance of $8,398 at December 31, 2017 and December 31, 2016, respectively. The loan bears no interest and is payable on demand.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company’s common stock at $0.0001 per share. Subsequently, in 2014, in a private transaction, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500,000 shares of the Company’s common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400,000 shares of the Company’s common stock. At December 31, 2017 and December 31, 2016, the loan had balance was $100 and $100, respectively.

At December 31, 2017 and December 31, 2016, the Company was indebted to a stockholder in the amount of $1,000 and $1,500, respectively. The loan has an interest rate of 26.7%. In February 2017 the note was sold to another investor and that noteholder converted $500 in principal into 5,000,000 shares of common stock. Principal and accrued interest were due and payable on January 1, 2014.

In February 2016, the Company issued a promissory note to a stockholder in the amount of $7,000 with interest at the rate of 6% per annum. On September 6, 2016 the note holder converted the entire principal balance and accrued interest into common stock and therefore at December 31, 2017 there is no principal balance remaining on the note.

In March 2017, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at the rate of 9% per annum. The note matures on April 1, 2018. As of December 31, 2017 the entire $5,000 principal balance is outstanding on this note.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Note 5. CONVERTIBLE NOTES PAYABLE

Note Payable-BS

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012. Interest on the notes accrue at the rate of 6% per annum and are payable when the notes mature. The notes matured prior to conversion but have not been repaid. Interest continues to accrue at the rate of 6% per annum.

The holder of one of the notes converted $110 of note principal into 1,100,000 shares of common stock as follows:

	Principal Amount Converted	Conversion Rate	Shares Received
Date of Conversion
June 2013	$70	$0.0001	700,000
August 2013	$40	$0.0001	400,000

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

Subsequent to these conversions there remains $125 in note principal outstanding at December 31, 2017.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company’s common stock at $0.0006 per share. At December 31, 2017 and December 31 2016, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company’s common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 84,858,757 shares at December 31, 2017 and 22,562,213 shares at December 31, 2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

The holder of the note converted $1,010 of note principal into 1,010,000 shares of common stock as follows:

	Principal Amount Converted	Conversion Rate	Shares Received
Date of Conversion
December 2012	$150	$0.001	$150,000
January 2013	$660	$0.001	$660,000
March 2013	$200	$0.001	$200,000

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

In October 2014, the note holder converted $1,100 of note principal into 1,100,000 of the Company’s common stock. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 84,858,757 shares at December 31, 2017 and 22,562,213 shares at December 31, 2016.

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company’s common stock. At December 31, 2017 and December 31, 2016, the remaining principal balance on this portion of the note is $715 and $715 respectively.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company’s common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. During January 2017, the current noteholder converted $1,100 in principal balance into 11,000,000 shares of common stock. During the same period, the current noteholder transferred $600 of the remaining principal balance to another investor who then converted the entire principal balance he received into 6,000,000 shares of common stock. During April 2017, the current noteholder converted $410 of remaining principal into 6,000,000 shares of common stock. There remains $890 in principal balance at December 31, 2017 with the current noteholder and $3,000 in principal balance with the original noteholder at December 31, 2016.

Convertible Note Payable-VV to LG (8%)#1

In July 2015, the Company issued a convertible note payable in the principal amount of $59,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company’s common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at December 31, 2017 and December 31, 2016.

Convertible Note Payable-VV (8%) #2

In August 2015, the Company issued a convertible note payable in the principal amount of $38,000. The note matured in March 2016 and bears interest at 8%. Beginning 180 days following the closing date the note holder shall have the right to convert any or all of the outranking principal balance into shares of the Company’s common stock at the discounted rate of 55% of the average of the three lowest market trading prices during the 10 days immediately preceding the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at December 31, 2017 and December 31, 2016.

Convertible Note Payable-LGC(8%)

On October 8, 2015, the Company issued a convertible note payable in the principal amount of $31,000 with an Original Issue Discount of $1,500. The note matures on October 8, 2016 and bears interest at 8%. The note holder has the right at any time to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at the discounted rate of 58% of the lowest market trading price during the 20 days prior to and including the conversion date. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at December 31, 2017 and December 31,2016.

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

On September 27, 2016 the remaining $40,000 in principal balance and accrued interest on the note was sold in a private transaction to another investor and the Company issued a replacement note in the amount of $50,000. Both of the above noted transactions which took place on May 2, 2016 and September 27, 2016 respectively, resulted in a loss on the extinguishment of the original debt in the amount of $4,733 from deeming accrued interest in excess of actual accruals. This loss is reported in the statement of operations for the year ended December 31, 2016. Through a series of conversions during 2016, the note holder converted all of the entire note principal and accrued interest into common stock thereby leaving no principal balance remaining on the note at December 31, 2017 and December 31,2016.

As a result of the aforementioned transactions and conversions, there is no principal balance remaining on the original $100,000 note as of December 31, 2017 and December 31,2016.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

During the months of May, June and July 2016, the holder of the above $35,000 Note converted all of the principal to common stock thereby leaving no principal balance payable on the note as of December 31, 2017 and December 31, 2016.

Convertible Note Payable-LGC (8%)

On January 7 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). Under the Purchase Agreement, on March 15, 2016 and June 15, 2016, the Company and the Investor conducted additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46, 803, respectively (see Convertible Notes Payable-LGC (8%) BEN below). During the quarter ended March 31, 2017 the noteholder converted the entire principal balance into 62,067,838 shares of common stock and therefore there is no principle balance outstanding at December 31, 2017. At December 31, 2016 the entire principal balance of $105,000 was outstanding.

Convertible Notes Payable-LGC (8%) BEN

In consideration for the issuance of the $105K Note, on January 13, 2016, the Company received net proceeds (after deducting the original issue discount and legal fees) in the amount of $75,697. In consideration for the issuance of the $50K Note, the Investor issued to the Company a $50,000 fully-collateralized secured promissory note (the “Investor Note”), pursuant to which the Investor agreed to pay the Company $50,000 on or before April 30, 2016. The Notes, which are due on January 7, 2017, bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 9.99%, principal and interest on the Notes is convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price equal to 55% of the lowest trading price of Common Stock during the 20 trading-day period prior to conversion.

In accordance with the terms of the Purchase Agreement, the investor and the Company closed on the two outstanding notes ($50,000 and $46,803) in May and June 2016 when the Company received the cash funding. During April 2017 the noteholder converted the entire principal balance of the $50,000 note into common stock of the Company. During June 2017 the noteholder converted $16,000 of the remaining principal of the $46,803 note into common stock of the Company. In July and September 2017 the noteholder converted the remaining $30,803 of the note’s principal balance into common stock. As a result, there is no principal balance remaining on either note as of December 31, 2017. As of December 31, 2016 the entire principal balances of $50,000 and $46,803 were outstanding.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 (“the Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. During the quarter ended March 31, 2017 the noteholder converted $32,298 of the principle balance into 23,489,690 shares of common stock thereby leaving a principal balance of $25,452 on the note at December 31, 2017. The entire principal balance in the amount of $57,750 was outstanding on the note at December 31, 2016.

Convertible Notes Payable-LG (9%)

On October 11, 2016, the Company issued to an Investor a replacement convertible note in the principal amount of $50,000 (“the Replacement Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. This Replacement Note partially replaces a note originally issued on June 12, 2015 in the principal amount of $100,000. During the quarter ended December 31, 2016 the noteholder converted the entire principal balance into shares of common stock thereby leaving $-0- principal balance remaining on the note as of December 31, 2017 and December 31, 2016.

Convertible Notes Payable-BBCG (9%)

On October 11, 2016, the Company issued to an Investor a convertible note in the principal amount of $157,895 (“the Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. The note contains an original issue discount in the amount of $7,895. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 57.5% of the lowest trading price for the twenty prior trading days including the date of conversion. During April and June of 2017, the noteholder converted the entire remaining principal balance of the note into common stock of the Company. There is no principal balance remaining on the note as of December 31, 2017. The entire $157,895 principal balance was outstanding on the note as of December 31, 2016.

Convertible Notes Payable - Funding (8%)

On May 1 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of 8 convertible redeemable notes in aggregate principal amount of $1,012,500. On May 1st, 2017 and June 2, 2017, the Company and the Investor conducted the first two closings under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $131,250 (the “$131K Note”) ; and (ii) a convertible redeemable note in principal amount of $125,000 (the “$125K Note”). On July 10, 2017 and August 7, 2017, the Company and the Investor conducted the second two closings under the Purchase Agreement, pursuant to which the Company issued to the Investor two convertible redeemable notes each in the principal amount of $125,000; Under the Purchase Agreement, on January 1, 2018, February 2, 2018, March 10, 2018 and April 7, 2018 the Company and the Investor expected to conduct additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $131,250, $125,000, $125,000 and $125,000 respectively (the “back-end notes”). However, all these “back-end notes” were cancelled in early 2018 and will not fund. According, all the “back-end” notes were removed from the books at December 31, 2017 along with the associated investor notes receivable. In addition, all previously accrued interest expense and interest income has been removed on these “back-end notes” for the period ended December 31, 2017.

In consideration for the issuance of the $131K Note and the $125K Note, on May 1, 2017 and June 2, 2017 and for the two $125k Notes on July 10, 2017 and August 7, 2017, the Company received net proceeds (after deducting $25,000 in legal fees) in the amount of $481,250. In consideration for the issuance of the $131K and the three $125k Notes, the Investor issued to the Company a $131,250 fully-collateralized secured promissory note and three $125,000 fully-collateralized secured promissory notes (the “Investor Notes”), pursuant to which the Investor agreed to pay the Company $131,250 and $375,000 on or before January 1, 2018, February 2, 2018, March 10, 2018 and April 7, 2018 respectively. These Notes (often referred to as “back-end Notes”), bear interest at the rate of 8% per annum. However, all these “back-end notes” were cancelled in early 2018 and will not fund. According, all the “back-end” notes were removed from the books at December 31, 2017 along with the associated investor notes receivable. In addition, all previously accrued interest expense and interest income as been removed on these “back-end notes” for the period ended December 31, 2017.

The two notes issued May 1, 2017 ($131,250) and June 2, 2017 ($125,000) became convertible on October 28, 2017 and December 4, 2017 respectively and required derivative treatment at that time. The embedded derivative was bifurcated and accounted for separately along with the derivative discount. The derivative liability is marked-to-market each quarter with the resulting gain or loss valuation being reported in the statement of operations.

During the quarter ended December 31, 2017 (after the six-month waiting period) the holder of the original note in the principal amount of $131,250 converted $21,500 and $15,350 of the note’s principal balance into 35,0358,103 and 39,713,817 shares of the Company’s common stock, respectively. The principal balance remaining on this convertible note is $94,400 as of December 31,2017.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Convertible Notes Payable - JR (5%)

On August 2, 2017 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $50,000. The note matures on August 2, 2018 and bears interest at 5%. The note holder has has the right at any time on or after the day that is six months from August 2, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at a fixed price of .003 per share. The entire principal balance of $50,000 is outstanding as of December 31, 2017

Convertible Notes Payable - MLM (10%)

As more fully described in Note 1 to the financial statements, on March 8th 2016 (with an effective date of October 1, 2015), the company, through it’s sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. During the quarter-ended June 30, 2017, $18,986 in accrued interest was satisfied through the issuance of 17,272,727 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with its embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company’s common stock leaving a balance on the note of $133,750 at December 31, 2017.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at December 31, 2017 as follows:

	Remaining	Original		Deferred	Total Convertible
12/31/2017	Principal	Issue	Derivative	Financing	Notes	Derivative
Debt	Amount	Discount	Discount	Costs	Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - SD	15,000				15,000
Note Payable - NW	715				715
Note Payable - MC #2	890				890
Convertible Note Payable - JR (5%)	50,000				50,000
Convertible Note Payable - CB (5%)	-				-	832
Convertible Notes Payable- SO (8%)	25,452				25,452	24,925
Convertible Note Payable - LGC (8%) 1	94,400		(59,267)	(317)	34,816	52,989
Convertible Note Payable - LGC (8%) 2	125,000		(83,380)	(2,072)	39,548	64,458
Convertible Note Payable - LGC (8%) 3	125,000			(3,271)	121,729
Convertible Note Payable - LGC (8%) 4	125,000			(3,750)	121,250
Convertible Note Payable - MLM (10%)	133,750		(129,234)		4,516	108,682
	$695,392	$-	$(271,881)	$(9,410)	$414,101	$251,886

As of December 31, 2017, the convertible notes payable can be converted into approximately 1,039,477,572 shares of common stock.

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

December 31, 2017

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

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and May 1, 2017 and June 2, 2017 and the 9% Convertible Note payable issued October 1, 2016, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and December 31, 2017. The primary assumptions include: projected annual volatility of 122%-165%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of December 31, 2017 the Company’s derivative financial instruments included:

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

The 5% Convertible Note Payable and the 8% Convertible Notes Payable and the 9% convertible note payable are valued at December 31, 2017. The following assumptions were used for the valuation of the embedded derivative:

- The stock price of $0.0015 decreased to $0.0006 in this period (basis for the variable conversion price) would fluctuate with the Company projected volatility;

- An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

- Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

- Capital raising events (a single financing at 1 month from the valuation date) are a factor for the VV Convertible Note. The full reset events projected to occur based on future stock issuance (single event) resulting in a reset exercise price.

- The monthly trading volume would average $569,722 (rounded) as of 12/31/2017 and would increase at 5% per month; ownership limits conversion across LG’s 6 notes based on 4.99% with shares outstanding increasing monthly by 1%.

- The variable conversion price of 50% to 58% over 3 to 20 trading days would have effective rates of 42.38% to 52.78%;

- The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

- The projected annual volatility for each valuation period was based on the historical volatility of the company:

9/30/2017	165%
10/28/2017	142%
11/2/2017	131%
12/4/2017	132%
12/18/2017	122%
12/31/2017	125%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at December 31, 2017 as follows:

12/31/2017

Convertible Note	Derivative Treatment Date	Maturity Date	Principal Note Amount	Original Derivative Valuation	Derivative Valuation December 31, 2016	Quarter Ended March 31, 2017 Issuances	Quarter Ended March 31, 2017 Conversions	Ended March 31, 2017 Mark-to-Market	Derivative Valuation March 31, 2017	Quarter Ended June 30, 2017 Conversions	Quarter Ended June 30, 2017 Issuances	Ended June 30, 2017 Mark-to-Market	Derivative Valuation June 30, 2017	Quarter Ended Sept. 30, 2017 Conversions	Quarter Ended Sept. 30, 2017 Issuances	Ended Sept. 30, 2017 Mark-to-Market	Derivative Valuation Sept. 30, 2017	Quarter Ended Dec. 31, 2017 Conversions	Quarter Ended Dec. 31, 2017 Issuances	Ended Dec. 31, 2017 Mark-to-Market	Derivative Valuation Dec. 31, 2017
8% Convertible Note Payable- issued 5/2/2016	10/1/2016	5/2/2017	$57,750	$58,355	$58,355	-	$(34,680)	$17,806	$41,481		$-	$(14,925)	$26,556	$-	$-	$(821)	$25,735			$(810.00)	$24,925
5% Convertible Notes Payable-issued 6/12/2015	4/12/2016	1/7/2017	35,863	37,827	918			440	$1,358		-	(475)	883			(18)	865			$(33.00)	832
9% Convertible Notes Payable-issued 10/01/2016	3/26/2017	3/27/2018	157,895	56,956		162,463		58,370	$220,833	(194,820)	-	(26,013)	-				-				-
8% Convertible Notes Payable-issued January 7, 2016	1/7/2016	1/7/2017	105,000	87,287	21,395		(136,759)	115,364	$-		-	-	-				-				-
8% Convertible Notes Payable-issued January 7, 2016	1/7/2016	1/7/2017	50,000	15,803	15,803			66,985	$82,788	(85,228)	-	2,440	-				-				-
8% Convertible Notes Payable-issued March 7, 2016	3/7/2016	3/7/2017	50,000	87,538	36,449			45,348	$81,797	(74,602)	-	(7,195)	-				-				-
8% Convertible Notes Payable-issued March 7, 2016	3/7/2016	1/7/2017	46,803	82,115	15,894			60,672	$76,566	(17,111)	-	(26,546)	32,909	(31,741)		(1,168)	-				-
8% Convertible Notes Payable-issued May 1, 2016	10/28/2017	5/1/2018	131,250	103,294							-							(28,820)	103,294	(21,485)	52,989
8% Convertible Notes Payable-issued June 7, 2016	12/4/2017	6/7/2018	125,000	90,596							-								90,596	(26,138)	64,458
10% Convertible Notes Payable-issued March 8, 2016	9/15/2017	9/8/2018	150,000	167,164							-			(17,805)	167,164	3,120	152,479			$(43,797.00)	108,682
			$909,561	$786,935	$148,814	$162,463	$(171,439)	$364,985	$504,823	$(371,761)	$-	$(72,714)	$60,348	$(49,546)	$167,164	$1,113	$179,079	$(28,820)	$193,890	$(92,263)	$251,886

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

The Company’s total mark-to-market fair value adjustment ((income)/expense) for the year ended December 31, 2017 amounted to $201,121 as follows:

Mark-to market fair value adjustment for the quarter ended March 31, 2017	$364,985
Mark-to market fair value adjustment for the quarter ended June 30, 2017	$(72,714)
Mark-to market fair value adjustment for the quarter ended September 30, 2017	$1,113
Mark-to market fair value adjustment for the quarter ended December 31, 2017	$(92,263)
Total mark-to market fair value adjustment for the year ended December 31, 2017	$201,121

Note 7. STOCKHOLDERS’ EQUITY

The Company has authorized 4,000,000,000 shares of common stock with a par value of $0.0001 per share. Effective September 19, 2017, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 4,000,000,000 shares. There were 849,437,003 and 225,847,976 shares of common stock issued and outstanding at December 31, 2017 and December 31, 2016, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At September 30, 2017 and December 31, 2016, there were 500,000 shares and 50,000 shares of Series A preferred stock were issued and outstanding respectively. The preferred stock has preferential voting rights of 2000 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At December 31, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at December 31, 2016. The Series B preferred stock has no voting rights. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred shares were converted into common stock in accordance with the terms of the Series B preferred stock. As of result there were 8,000 shares of Series B preferred shares outstanding at December 31, 2017. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

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

During the year ended December 31, 2017, the Company received additional paid-in-capital in the amount of $617,990 due to the conversion of debt which included the extinguishment of related derivatives.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

During the quarter ended December 31, 2017, the Company issued an aggregate 71,000,000 shares of common stock at prices ranging from $0.0006 to $0.0011 per share for services provided to the Company.

During the quarter ended December 31, 2017, the Company issued an aggregate 74,771,920 shares of common stock at prices ranging from $0.0004 to $0.0006 per share as partial conversion of notes and accrued interest.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company’s President and stockholder for $525 per month which amounted to $6,300 for the year ended December 31, 2017. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the year ended December 31, 2017 was $1,188. On September 12th 2016 the Company entered into a commercial lease agreement for office premises at an original cost of $650 per month for a one-year term with the option to renew for one extended term of three years. In July 2017 the Company leased additional space at this location thereby increasing the monthly rent to $1,450. The cost of this space for the year ended December 31, 2017 was $13,225.

A new lease was signed in March 2018 for the same space. The following are the minimum required lease payments under the lease for the next four years:

2018-	$17,200
2019-	$24,600
2020-	$24,600
2021-	$4,100

Total rent expense for the years ended December 31, 2017, and 2016, totaled $13,225 and $9,536.

The Company has agreements with consultants for ongoing services to be rendered with the following commitments:

	Commitment	Term
Consultant - FDA requirements and compliance	$2,000 per month	12 Months
Consultant - capital formation and market services	Various equity percentage issuances of restricted stock for fundings	6 Months
Consultant - tradeshow attendance, strategy and collaboration, coordination regarding FDA compliance, manufacturing operations, sales and marketing, other related services	$10,000 per month (payable quarterly in cash or common stock from the 2016/2017 Equity Incentive Plan)	12 Months

Note 9. INCOME TAXES

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction would take effect on January 1, 2018.

As of December 31, 2016, the Company had net deferred tax assets consisting primarily of net operating losses totaling $484,037 that were fully reserved. Under U.S. generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s net deferred tax asset as of December 31, 2016 was determined based on the current enacted federal tax rate of 34% prior to the passage of the Act. As a result of the reduction in the corporate income tax rate to 21% from 34% under the Act, the Company revalued its December 31, 2016 net deferred tax asset as of December 31, 2017. The Company reduced the value of its net deferred tax asset by approximately $146,337, which, since it is fully reserved, was not recorded as an additional income tax expense in the Company’s statement of operations in the fourth quarter of 2017.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

The Company’s deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized and has therefore recorded a full valuation allowance. The following represents the the NOLs incurred by the Company ona per year basis and the resulting estimated deferred tax asset and valuation allowance:

Year Ended December 31,	Net Operating Loss	Estimated Deferred Tax Asset

2010	$4,457	$1,337
2011	34,325	$10,298
2012	174,024	$52,207
2013	114,267	$34,280
2014	294,880	$88,464
2015	121,619	$36,486
2016	382,095	$114,629
2017	1,148,020	$344,406
Total	$2,273,687	$682,106

Less: Valuation Allowance		$(682,106)

Net Deferred Tax Asset		$-

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	December 31, 2017	December 31, 2016
Statutory federal income tax rate	21%	34%
State income taxes, net of federal taxes	9%	9%
Valuation allowance	(30)%	(43)%
Effective income tax rate	0%	0%

As of December 31, 2017, the Company has a net operating loss carryforward of approximately $2,273,687 to reduce future federal taxable income which begins to expire in the year 2030. The Company is also subject to corporate taxes in the State of New Jersey which has similar net operating loss carryover provisions which start to expire in the year 2030. Under the new Tax Cuts and Jobs Act (H.R. 1) (the “Act”), federal net operating losses generated after December 31, 2017can be carried forward indefinitely but only 80% of taxable income can be offset with a net-operating loss deduction. Net operating losses generated in years 2017 and prior may be fully utilized up to 100% of taxable income and they still maintain their 20-year carry-forward life.

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

As more fully described in Note 3 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of the following:

	December 31,	December 31,
	2017	2016
Due to Related Party	$8,921	$8,921
Due to officer/stockholder	8,398	10,555
Due to other stockholders	6,790	5,975
Total Related Party Obligations	$24,109	$25,451

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company’s CEO is $100,000 per annum which has been accrued for the years ended December 31, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. During the year ended December 31, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015. In the quarter ended June 30, 2017, $45 in accrued CEO compensation was converted to Series A Preferred shares. During the quarter ended September 30, 2017, $25,500 in accrued compensation was paid to the CEO. Effective October 1, 2017, the employment agreement between the Company and it’s CEO was amended to increase the annual salary to $150,000. During the quarter ended December 31, 2017 $44,673 in accrued compensation was paid to the CEO.

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

In March 2017, the Company issued a promissory note to a related-party stockholder in the amount of $5,000 with interest at the rate of 9% per annum. The note matures on April 1, 2018. As of December 31, 2017 the entire $5,000 principal balance is outstanding on this note.

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

As more fully described in Note 1 and Note 5 to the financial statements, $18,986 in accrued interest on the $150,000 note was satisfied through the issuance of 17,272,727 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with it’s embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company’s common stock.

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $3,665,129 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of it’s flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. Management believes the Company’s present cash and cash equivalents will not enable it to continue to operate and meet its obligations for the coming twelve months from the date these financial statements are available to be issued unless the Company receives additional immediate funding.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

In May 2017, the Company adopted the Medifirst Solutions, Inc. 2017 Equity Incentive Plan (the “Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 125,000,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. During the year ended December 31, 2017, the Company issued from the Plan 108,000,000 shares to non-employees for services rendered. As of December 31, 2017 there is a balance of 17,000,000 shares available for future issuance under the Medifirst Solutions, Inc. 2017 Equity Incentive Plan.

In January 2018, the Company adopted the Medifirst Solutions, Inc. 2018 Equity Incentive Plan (the “Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 175,000,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

Note 13. SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2017, the Company issued an aggregate of 18,000,000 shares of Common Stock for services rendered by consultants and professionals.

Subsequent to the year ended December 31, 2017, the Company issued an aggregate 376,111,255 shares of Common Stock upon conversions of an aggregate principal amount equal to $76,870 outstanding convertible promissory notes and $2,376 in accrued interest.

On January 25. 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of two 8% convertible notes in aggregate principal amount of $157,500. On January 25, 2018, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $78,750 (the “$78K Note”). Cash funding of $75,000 was received by the Company in February 2018 (after deducting $3,750 in legal fees). Under the Purchase Agreement, the Company and the Investor are expected to conduct an additional closing in the future for the sale and purchase of the additional note having the same terms as the Note in principal amount equal to $78,750 (the “back-end notes”). The Note that closed on January 25, 2018 matures and is payable on January 25, 2019.

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

However, because of our limitations in financial resources and manpower, which prohibits segregation of duties, our disclosure controls and procedures were not effective to ensure such timely decisions regarding required disclosures. As we grow and expand our financial resources we will engage additional manpower as needed. However, there can be no assurance that our operations or financial resources will grow or expand.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the criteria established in the 2013 Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2017 due to a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Additionally, the Company does not have a formal audit committee and is not currently required to have one, and the Board of Directors does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer and director and his age are as follows:

Executive Officers and Directors

Name	Age	Office	Since
Bruce Schoengood	59	Chief Executive Officer and Director	March 16, 2011

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We do not currently have a Code of Ethics, as defined under the rules and regulations of the Exchange Act. The Company does not believe a Code of Ethics is necessary because the Company only has one person serving as the sole officer, director and employee.

Nomination Process

As of December 31, 2017, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the board of directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below sets forth all cash compensation paid or proposed to be paid by us to our chief executive officer, or only executive officer, for services rendered in all capacities to the Company during fiscal year and 2016 and 2017.

Summary Compensation Table

Name and Principal Position	Fiscal year Ended December 31	Salary ($)	Bonus ($)	Other Annual Compensation ($)	TOTAL
Bruce Schoengood, CEO	2017	$112,500	0	$0	$112,500
	2016	$100,000	0	$0	$100,000

Compensation Policy

Effective October 1, 2017 our sole director and officer currently earns $150,000 annual salary.

Stock Grants or Awards

In May 2014, in consideration for his services, the Company issued Bruce Schoengood, its Chief Executive Officer, 50,000 shares of its Series A Preferred Stock, which shares are not convertible into any series or class of stock of the Company, are not entitled to receive dividends and are not entitled to distribution from the assets of the Company in the event of any liquidation, dissolution, or winding up of the Company. Each record holder of Series A Preferred have the right to vote on any matter with holders of the Company’s common stock and other securities entitled to vote, if any, voting together as one (1) class. Each record holder of Series A Preferred has that number of votes equal to two thousand (2,000) votes per share of Series A Preferred held by such holder.

In July 2015, the Company issued Bruce Schoengood 3,175,000 shares of Common Stock in consideration of his continued services provided to the Company.

In July 2016, the Company issued Bruce Schoengood 350,000 shares of Common Stock in consideration of his continued services provided to the Company.

On June 16, 2017, the Company issued 450,000 shares of Series A Preferred Stock to the Company’s Chief Executive Officer, Bruce Schoengood, in consideration for and in recognition of performance and value received by the Company in connection with the services he has provided.

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Equity Compensation Plans

We have the following stock-based compensation plans: the 2016 Equity Incentive Plan, the MFST Equity Incentive Plan, the 2017 Equity Incentive Plan and the 2018 Equity Incentive Plan. As of April 10, 2018, there were no shares available for issuance under the 2016 Equity Incentive Plan and the MFST Equity Incentive Plan and there were 13,000,000 share available for issuance under the 2017 Equity Incentive Plan and there were 200,000,000 share available for issuance under the 2018 Equity Incentive. None of these plans have been used to compensate our officers or directors.

Compensation of Directors

Because we are still in the development stage, our sole director is not receiving any compensation other than reimbursement for expenses incurred during the performance of his duties.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

On March 18, 2016, the Company and Bruce Schoengood entered into an Employment Agreement which was made retroactive to January 1, 2012. Mr. Schoengood’s initial term, of employment is sixty (60) months commencing January 1, 2012 with an annual base salary of $100,000 and amended October 19, 2017 in increase annual salary to $150,000.

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

Name of beneficial owner	Amount of Beneficial ownership	Percent of class(2)
Bruce Schoengood(1)	6,195,000	0.50%

(1)	Does not include 500,000 shares of Series A Preferred stock held by Mr. Schoengood. Although the Series A Preferred shares are not convertible they provide for a voting right of 2,000 per share, which voting privilege, along with common stock owned by Mr. Schoengood, constitutes approximately 44.85% of the voting rights of the Company.

(2)	The percent of class is based on 1,243,548,268 shares of common stock issued and outstanding as of March 30, 2018.

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

Pursuant to a sale and purchase agreement dated August 19, 2015 between the Company and Bruce Schoengood, the Company’s Chief Executive Officer, the Company acquired 100% of the equity interests in Medical Lasers Manufacturer, Inc. (“MLM”) with the total purchase price of 20,000 shares of the Company’s common stock at $0.001 per share (or $20). The result of the transaction was that MLM became a wholly-owned subsidiary of the Company.

On August 21, 2015, MLM acquired a trademark from the son of Bruce Schoengood, the Company’s Chief Executive Officer, for $20,000.

In August 2015, subsequent to the date the Company acquired MLM, MLM purchased $50,000 in inventory from the son of Bruce Schoengood, the Company’s Chief Executive Officer. The Company issued the seller 10,000 shares of Series B Convertible Preferred as the purchase price for the inventory. Series B Convertible Preferred has no dividend or voting rights, is convertible into 500 shares of the Company’ common stock and is subject to a redemption provision allowing the Company to redeem the shares for its stated value at any time with 30 days’ notice.

On March 8, 2016, the Company, through its wholly-owned subsidiary, Medical Laser Manufacturer, Inc., memorialized in a Product and Know-How License Agreement with Medical Lasers Manufacturer, Inc., a Florida corporation doing business as Laser Lab Corp., a company operated and partially owned by the son of Bruce Schoengood, the Company’s Chief Executive Officer. The agreement licensed the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers. Pursuant to the License Agreement, the Company agreed to issue to Laser Lab 25,000 shares of Series B Preferred and a promissory note in principal amount of $150,000 and bearing interest at 10% per annum. The principal and interest due under the Promissory Note was payable on September 8, 2017. As the Company was unable to pay the amounts due under the Promissory Note, the holder and the Company entered into an amendment to change the maturity date to September 8, 2018 and in allow the holder of the Promissory Note to convert principal and interest under the Promissory Note at a conversion price per share equal to 50% of the lowest trading price of the Company’s common stock quoted for the twenty trading days prior to the date of such conversion election. At December 31, 2017 the current remaining principal balance of the Promissory Note is equal to $133,750.

On August 22, 2016, the Company entered into a Consulting Agreement with Bradley Schoengood, the son of Bruce Schoengood, the Company’s Chief Executive Officer, pursuant to which the Company agreed to pay $10,000 per month for Bradley Schoengood’s services to the Company with respect to (i) setting up and maintaining compliance under FDA rules and regulations in connection with the sale of Company products; (ii) coordinating with the Company’s consultants and technicians engaged to advance any 510(k) applications to be filed on behalf of the Company for any of its pipeline products; (iii) coordinating with the Company’s manufacturer to produce any of the Company products; (iv) coordinating and developing marketing for the Company’s products; (v) attending tradeshows; and (vi) developing and hiring a product sales and marketing team. In lieu of cash payment, the Company, at its sole discretion, may make payments under this Consulting Agreement pursuant to its equity incentive plans.

On June 16, 2017, the Company issued 450,000 shares of Series A Preferred Stock to the Company’s Chief Executive Officer, Bruce Schoengood, in consideration for and in recognition of performance and value received by the Company in connection with the services he has provided.

No director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member living with such persons, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2017 or December 31, 2016 or December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fruci & Associates II, PLLC served as our independent registered public accounting firm and audit our financial statements for the years ended December 31, 2107 and 2016. Prior to Fruci & Associates II, PLLC, David Aronson, CPA served as our independent registered public accounting firm for the year ended December 31, 2014 and through the quarterly period ended June 30, 2015. In 2015, the Company was informed that the PCAOB revoked the registration of David Aronson, CPA. Accordingly, Fruci & Associates II, PLLC also re-audited our financial statements for the year ended December 31, 2014. The following table represents a summary of fees billed to the Company from its principal independent accounts for professional services rendered for the years ended December 31, 2017 and 2016.

	December 31,	December 31,
	2017	2016
Audit fee	$20,500	$15,300
Audit related fees	1,750	2,250
Tax fees	-	-
All other fees	-	-
TOTAL	$22,250	$17,550

Audit Fees

“Audit Fees” consist of fees billed for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years. Audit fees expenses for professional services rendered in respect to the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and 2016, were $20,500 and $15,300.

Audit Related Fees

“Audit Related Fees” consist of fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported as “Audit Fees.” For the years ended December 31, 2017 and December 31, 2016 the aggregate “Audit Related Fees” were $1,750  and $2,250 respectively.

Tax Fees

“Tax Fees” consist of fees billed for professional services for tax compliance, tax advice, and tax planning. Tax preparation fees expenses for professional services in respect to the filing of the Company’s income taxes for the years ended December 31, 2017 and 2016 were $2,494 and $1,325 respectively. The Company’s 2017 income tax returns are currently on extension until September 15, 2018.

All Other Fees

Fees billed by the Company internal CPA firm, not related to audit or other services as described above, during the years ended December 31, 2017 and 2016 were $7,375 and $8,750, respectively, and such fees were related to bookkeeping and financial statement preparation services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation filed on November 8, 2010(1)

3.2	Certificate of Amendment to Articles of Incorporation filed on March 28, 2011(1)

3.3	By-laws adopted on November 15, 2010(1)

3.4	Certificate of Amendment to Articles of Incorporation filed on December 19, 2011(1)

3.5	Certificate of Amendment to Articles of Incorporation filed on November 19, 2015(6)

3.6	Certificate of Designation of Series B Convertible Preferred Stock filed on September 24, 2015(3)

3.7	Amended Certificate of Designation of Series A Preferred Stock filed on October 15, 2015(6)

4.1	Specimen Common Stock Certificate(1)

4.2	Convertible Debenture, dated June 12, 2015(6)

4.3	8% Convertible Redeemable Note due October 8, 2016(6)

4.4	5% Convertible Promissory Note due October 12, 2016(6)

4.5	Promissory Note, dated March 8, 2016(3)

4.6	8% Convertible Redeemable Note due January 7, 2017(5)

4.7	8% Convertible Redeemable Back End Note due January 7, 2017(5)

4.8	8% Convertible Redeemable Replacement Note due January 7, 2017(5)

4.9	8% Convertible Redeemable Note due March 7, 2017(6)

4.10	8% Convertible Redeemable Back End Note due March 7, 2017(6)

4.11	8% Convertible Redeemable Replacement Note due February 28, 2017(6)

4.12	8% Convertible Redeemable Note due May 2, 2017(7)

4.13	8% Convertible Redeemable Replacement Note due May 2, 2017(7)

4.14	Medifirst Solutions, Inc. 2016 Equity Incentive Plan(8)

4.15	Convertible Redeemable Note due March 27, 2018(9)

4.16	Convertible Redeemable Replacement Note due March 27, 2018(9)

4.17	Medifirst Solutions, Inc. MFST Equity Incentive Plan(10)

4.18	Medifirst Solutions, Inc. 2017 Equity Incentive Plan(11)

4.19	Medifirst Solutions, Inc. 2018 Equity Incentive Plan(12)

4.20	8% Convertible Redeemable Replacement Note due May 1, 2018(13)

4.21	8% Convertible Redeemable Replacement Back End Note due May 1, 2018(13)

10.1	Asset Purchase Agreement, dated October 31, 2014, between Dr. Park Avenue Inc. and Dr. Park Ave.(2)

10.2	Agreement and Plan of Reorganization, dated August 19, 2015(4)

10.3	Sale and Purchase Agreement for Goods, dated August 25, 2015(6)

10.4	Trademark Purchase Agreement, dated August 21, 2015(6)

10.5	Securities Purchase Agreement, dated January 7, 2016(5)

10.6	Product and Know-How License Agreement(3)

10.7	Employment Agreement between the Company and Bruce Schoengood(6)

10.8	Securities Purchase Agreement, dated May 2, 2016(7)

10.9	Securities Purchase Agreement, dated May 1, 2017(13)

10.10	AOTEX Distribution Agreement dated August 4, 2017(14)

10.11	Morocco Distribution Agreement dated August 31, 2017(15)

23.1	Consent of Fruci & Associates II, PLLC.*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 30, 2011.

(2)	Incorporated by reference to the Company’s report on Form 8-K filed November 6, 2014.

(3)	Incorporated by reference to the Company’s report on Form 8-K filed March 14, 2016.

(4)	Incorporated by reference to the Company’s report on Form 8-K filed August 21, 2015.

(5)	Incorporated by reference to the Company’s report on Form 8-K Filed January 14, 2016.

(6)	Incorporated by reference to the Company’s report on Form 10-K filed April 14, 2016.

(7)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2016.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 2, 2016.

(9)	Incorporated by reference to the Company’s Form 8-K filed October 17, 2016.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed December 8, 2016.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed May 4, 2017.

(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed January 1, 2018.

(13)	Incorporated by reference to the Company’s Form 8-K filed May 8, 2017.

(14)	Incorporated by reference to the Company’s Form 8-K filed August 7, 2017.

(15)	Incorporated by reference to the Company’s Form 8-K filed September 6, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2018	MEDIFIRST SOLUTIONS, INC.

	By:	/s/ Bruce Schoengood
Bruce Schoengood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Bruce Schoengood	President, Chief Executive Officer,	April 12, 2018
	Bruce Schoengood	Principal Financial Officer, Director