Form 10-Q
period 2018-03-31
Medifirst Solutions, Inc.
filed 2018-05-21
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 21, 2018, there were 1,378,063,382 shares of Common Stock, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4. Controls and Procedures.	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3. Defaults Upon Senior Securities.

Item 4. Mine Safety Disclosures	27

Item 5. Other Information.	27

Item 6. Exhibits.	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

TABLE OF CONTENTS

Financial Statements

Consolidated Balance Sheets as of December 31, 2017 and March 31, 2018 (unaudited)	2

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017	3

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017	4

Notes to Consolidated Financial Statements	5 - 21

Medifirst Solutions, Inc.

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash	$234,617	$287,569
Inventory	33,056	33,435
Prepaid items	6,200	-
Total current assets	273,873	321,004

Property, Plant and Equipment, net	1,072	1,232

Other Assets
Security Deposit	650	650
Intangible Asset -License Agreement, net	112,502	116,252
Total other assets	113,152	116,902

Total Assets	$388,097	$439,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$115,478	$97,621
Accrued expenses - officer’s compensation	396,803	401,079
Due to related party	8,921	8,921
Loans payable - stockholders	14,092	14,499
Note Payable for license agreement	-	-
Convertible notes payable	414,516	280,351
Convertible notes payable - related party	118,750	133,750
Derivative Liabilities	197,712	251,886
Total current liabilities	1,266,272	1,188,107

Commitments & Contingencies (Note 8)	-	-

Stockholders’ Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 500,000 and 50,000 shares issued and outstanding, respectively	50	50
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 8,000 and 8,000 shares issued and outstanding, respectively	1	1
Common stock, $0.0001 par value; 4,000,000,000 shares authorized, 1,243,548,268 and 849,437,003 shares issued and outstanding, respectively	124,357	84,946
Additional paid in capital	2,957,115	2,831,163
Accumulated deficit	(3,959,698)	(3,665,129)
Total Stockholders’ Equity	(878,175)	(748,969)

Total Liabilities & Stockholders’ Equity	$388,097	$439,138

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017 (unaudited)

	For the Three Months Ended March 31,
	2018	2017

Product sales, net	4,550	9,995
	4,550	9,995
Cost of goods sold	379	353
Gross income	4,171	9,642

Expenses:
Officer’s compensation	37,500	25,000
Advertising and promotion	789	19,797
Computer and internet	150	206
Consulting fees	38,100	189,300
Professional fees	36,315	124,265
Rent	5,822	3,822
Travel	870	6,505
Dues and subscriptions	269	1,083
Other	21,279	25,343
	141,094	395,321

Net loss from Operations before other income, expenses	(136,923)	(385,679)

Other income and (expense)
Interest expense	(134,703)	(91,034)
Change in fair value -derivatives	(22,943)	(364,985)

Net loss before provision for income tax	$(294,569)	$(841,698)

Provision for income taxes	-	-

Net Loss	$(294,569)	$(841,698)

Loss per common share - Basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and fully diluted	1,066,707,919	329,731,464

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017

Cash flows from operating activities:
Net loss	$(294,569)	$(841,698)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	3,910	10,160
Stock Based Compensation	9,000	276,480
Change in assets and liabilities
Accounts payable and accrued expenses	15,956	34,378
Change in fair value - derivatives	22,943	364,985
Amortization of debt discount & other financing costs	117,285	83,133
Related party and stockholder’s loan	(406)	-
Prepaid expenses	(6,200)	15,720
Inventory	379	(11,407)
Net cash used by operating activities	(131,703)	(68,249)

Cash flows from investing activities:
Purchase of equiment	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from stockholder loan	-	5,000
Proceeds from sale of Convertible notes payable	78,750	-
Net cash provided by financing activities	78,750	5,000

Net increase (decrease) in cash	(52,953)	(63,249)
Cash at beginning of period	287,569	165,017
Cash at end of period	$234,617	$101,768

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$135	$750

Non-cash investing and financing activities:
Common stock issued for convertible debt-related party	$15,000	$316,211

Derivative liability extinguished upon conversion	$77,117	$-

Common stock issued for convertible debt with derivatives	$64,245	$-

Accounts Payable exchanged for promissory note	$-	$15,000

 Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Medifirst Solutions Inc. and its wholly owned subsidiary (Medical Laser Manufactures, Inc., (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2018, the consolidated results of its operations for the three-month periods ended March 31, 2017 and 2018, the consolidated change in stockholders’ equity for the three-month period ended March 31, 2018 and the consolidated cash flows for the three-month periods ended March 31, 2017 and 2018. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

The Company adopted the new accounting standard on revenue recognition, ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, which became effective on January 1, 2018.

Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns are estimated based on the Company’s historical return experience. Revenue is presented net of returns. The Company’s revenue recognition policy standards include the following elements under ASU No. 2014-09 (Topic 606):

i.	Identify the contract with a customer.
ii.	Identify the performance obligations in the contract.
iii.	Determine the transaction price.
iv.	Allocate the transaction price to the performance obligations in the contract.
v.	Recognize revenue when (or as) the entity satisfies a performance obligation.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of March 31, 2018 or December 31, 2017. There are no customer account receivables as of March 31, 2018 or December 31, 2017.

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

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company’s common stock. On January 31, 2018, $7,500 in principal on this note was satisfied by the conversion into 30,000,000 shares of the Company’s common stock. On March 2, 2018, another $7,500 in principal on this note was satisfied by the conversion into 30,000,000 shares of the Company’s common stock. The principal balance on this note as of March 31, 2018 is $118,750.

The last part of the consideration in this license agreement is the royalty payments which have not taken effect yet since they are based on sales for which the company has had only minimum thus far.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

March 31, 2018

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2018, and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2018, the Company had $234,617 in cash equivalents.

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

For the three-month period ended March 31, 2018 the Company adopted the new accounting standard on revenue recognition, ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, which became effective on January 1, 2018. The Company evaluated the impact of this ASU on the consolidated financial statements and has determined, the ASU’s implementation did not have a material impact on revenue recognition. See below - Accounting Standards Update 2016-10 - Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)”. The objective of the ASU is to allow a reclassification from accumulated comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Computer equipment	$8,956	$8,956
Less: accumulated depreciation	(7,885)	(7,725)

	$1,072	$1,232

Depreciation expense was $159 and $159, for the three months ended March 31, 2018 and 2017 respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at March 31, 2018 and December 31, 2017, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended March 31, 2018 and 2017 a stockholder of the Company advanced the Company $-0- and $-0- respectively. The loan has a balance of $8,955 at March 31, 2018 and December 31, 2017, respectively. The loan bears no interest and is payable on demand.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company’s common stock at $0.0001 per share. Subsequently, in 2014, in a private transaction, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500,000 shares of the Company’s common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400,000 shares of the Company’s common stock. At March 31, 2018 and December 31, 2017, the loan had balance was $100 and $100, respectively.

At March 31, 2018 and December 31, 2017, the Company was indebted to a stockholder in the amount of $1,000 and $1,500, respectively. The loan has an interest rate of 26.7%. In February 2017 the note was sold to another investor and that noteholder converted $500 in principal into 5,000,000 shares of common stock. Principal and accrued interest were due and payable on January 1, 2014.

In February 2016, the Company issued a promissory note to a stockholder in the amount of $7,000 with interest at the rate of 6% per annum. On September 6, 2016 the note holder converted the entire principal balance and accrued interest into common stock and therefore at March 31, 2018 there is no principal balance remaining on the note.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

Subsequent to these conversions there remains $125 in note principal outstanding at March 31, 2018.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400,000 shares of the Company’s common stock at $0.0006 per share. At March 31, 2018 and December 31 2017, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company’s common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 124,230,472 shares at March 31, 2018 and 84,858,757 shares at December 31, 2017.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

In October 2014, the note holder converted $1,100 of note principal into 1,100,000 of the Company’s common stock.The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 124,230,472 shares at March 31, 2018 and 84,858,757 shares at December 31, 2017.

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company’s common stock. At March 31, 2018 and December 31, 2017, the remaining principal balance on this portion of the note is $715 and $715 respectively.

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company’s common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. During January 2017, the current noteholder converted $1,100 in principal balance into 11,000,000 shares of common stock. During the same period, the current noteholder transferred $600 of the remaining principal balance to another investor who then converted the entire principal balance he received into 6,000,000 shares of common stock. During April 2017, the current noteholder converted $410 of remaining principal into 6,000,000 shares of common stock. There remains $890 in principal balance at March 31, 2018 with the current noteholder and $890 in principal balance with the original noteholder at December 31, 2017.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

Convertible Note Payable-LGC (8%)

On January 7 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). Under the Purchase Agreement, on March 15, 2016 and June 15, 2016, the Company and the Investor conducted additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46, 803, respectively (see Convertible Notes Payable-LGC (8%) BEN below). During the quarter ended March 31, 2017 the noteholder converted the entire principal balance into 62,067,838 shares of common stock and therefore there is no principle balance outstanding at March 31, 2018 and December 31, 2017.

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

In accordance with the terms of the Purchase Agreement, the investor and the Company closed on the two outstanding notes ($50,000 and $46,803) in May and June 2016 when the Company received the cash funding. During April 2017 the noteholder converted the entire principal balance of the $50,000 note into common stock of the Company. During June 2017 the noteholder converted $16,000 of the remaining principal of the $46,803 note into common stock of the Company. In July and September 2017 the noteholder converted the remaining $30,803 of the note’s principal balance into common stock. As a result, there is no principal balance remaining on either note as of March 31, 2018 and December 31, 2017.

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 (“the Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. During the quarter ended March 31, 2017 the noteholder converted $32,298 of the principle balance into 23,489,690 shares of common stock thereby leaving a principal balance of $25,452 on the note at December 31, 2017. During the first quarter of 2018, the noteholder converted $23,000 of the principle balance into 122,727,273 shares of common stock thereby leaving a principal balance of $2,452 on the note at March 31, 2018.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

Convertible Notes Payable-BBCG (9%)

On October 11, 2016, the Company issued to an Investor a convertible note in the principal amount of $157,895 (“the Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. The note contains an original issue discount in the amount of $7,895. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 57.5% of the lowest trading price for the twenty prior trading days including the date of conversion. During April and June of 2017, the noteholder converted the entire remaining principal balance of the note into common stock of the Company. There is no principal balance remaining on the note as of March 31, 2018 and December 31, 2017.

Convertible Notes Payable - Funding (8%)

On May 1 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of 8 convertible redeemable notes in aggregate principal amount of $1,012,500. On May 1st, 2017 and June 2, 2017, the Company and the Investor conducted the first two closings under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $131,250 (the “$131K Note”) ; and (ii) a convertible redeemable note in principal amount of $125,000 (the “$125K Note”). On July 10, 2017 and August 7, 2017, the Company and the Investor conducted the second two closings under the Purchase Agreement, pursuant to which the Company issued to the Investor two convertible redeemable notes each in the principal amount of $125,000; Under the Purchase Agreement, on January 1, 2018, February 2, 2018, March 10 ,2018 and April 7, 2018 the Company and the Investor expected to conduct additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $131,250, $125,000, $125,000 and $125,000 respectively (the “back-end notes”). However, all these “back-end notes” were cancelled in early 2018 and will not fund. Accordingly, all the “back-end” notes were removed from the books at December 31, 2017 along with the associated investor notes receivable. In addition, all previously accrued interest expense and interest income has been removed on these “back-end notes” for the period ended December 31, 2017.

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

The two notes issued May 1,2017 ($131,250) and June 2, 2017 ($125,000) became convertible on October 28, 2017 and December 4, 2017 respectively and required derivative treatment at that time. The embedded derivative was bifurcated and accounted for separately along with the derivative discount. The derivative liability is marked-to-market each quarter with the resulting gain or loss valuation being reported in the statement of operations.

During the quarter ended December 31, 2017 (after the six-month waiting period) the holder of the original note in the principal amount of $131,250 converted $21,500 and $15,350 of the note’s principal balance into 35,0358,103 and 39,713,817 shares of the Company’s common stock, respectively. The principal balance remaining on this convertible note is $94,400 as of December 31,2017. During the quarter ended March 31, 2018 the holder of the original note converted, through four separate conversion transactions, a total of $38,870 of the note’s principal balance into total of 193,383,992 shares of the Company’s common stock. The principal balance remaining on this convertible note is $55,530 as of March 31,2018.

Convertible Notes Payable - JR (5%)

On August 2, 2017 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $50,000. The note matures on August 2, 2018 and bears interest at 5%. The note holder has the right at any time on or after the day that is six months from August 2, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at a fixed price of .003 per share. The entire principal balance of $50,000 is outstanding as of March 31, 2018 and December 31, 2017.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

Convertible Notes Payable - MLM (10%)

As more fully described in Note 1 to the financial statements, on March 8th 2016 (with an effective date of October 1, 2015), the company, through it’s sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. During the quarter-ended June 30, 2017, $18,986 in accrued interest was satisfied through the issuance of 17,272,727 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with it’s embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company’s common stock leaving a balance on the note of $133,750 at December 31, 2017. During the quarter-ended March 31, 2018, $15,000 in principal on this note was satisfied by the conversion into 60,000,000 shares of the Company’s common stock leaving a balance on the note of $118,750 at March 31, 2018.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at March 31, 2018 as follows:

3/31/2018	Remaining	Original		Deferred	Total
	Principal	Issue	Derivative	Financing	Convertible	Derivative
Debt	Amount	Discount	Discount	Costs	Notes Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - SD	15,000				15,000
Note Payable - NW	715				715
Note Payable - MC #2	890				890
Convertible Note Payable - JR (5%)	50,000				50,000
Convertible Note Payable - CB (5%)	-				-	1,137
Convertible Notes Payable- SO (8%)	2,452				2,452	3,303
Convertible Note Payable - LGC (8%) 1	55,530		(8,248)		47,282	30,517
Convertible Note Payable - LGC (8%) 2	125,000		(46,982)	(497)	77,521	50,006
Convertible Note Payable - LGC (8%) 3	125,000			(1,695)	123,305
Convertible Note Payable - LGC (8%) 4	125,000			(2,174)	122,826
Convertible Note Payable - MLM (10%)	118,750		(101,142)		17,608	112,749
Convertible Note Payable - LGC (8%) 5	78,750			(3,267)	75,483
	$697,272	$-	$(156,372)	$(7,633)	$533,267	$197,712

As of March 31, 2018, the convertible notes payable can be converted into approximately 564,247,282 shares of common stock.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

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

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and May 1, 2017 and June 2, 2017 and the 9% Convertible Note payable issued October 1, 2016, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and March 31, 2018. The primary assumptions include: projected annual volatility of 127%-265%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of March 31, 2018 the Company’s derivative financial instruments included:

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

The 5% Convertible Note Payable and the 8% Convertible Notes Payable and the 9% convertible note payable are valued at March 31, 2017. The following assumptions were used for the valuation of the embedded derivative:

-	The stock price of $0.0007 decreased to $0.0005 in this period (basis for the variable conversion price) would fluctuate with the Company projected volatility;

-	An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

-	Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

-	Capital raising events (a single financing at 1 month from the valuation date) are a factor for the VV Convertible Note. The full reset events projected to occur based on future stock issuance (single event) resulting in a reset exercise price.

-	The monthly trading volume would average $576,891 (rounded) as of 3/31/2018 and would increase at 5% per month; ownership limits conversion across LG’s notes based on 4.99% with shares outstanding increasing monthly by 1%.

-	The variable conversion price of 50% to 58% over 3 to 20 trading days would have effective rates of 42.38% to 57.18%;

-	The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

-	The projected annual volatility for each valuation period was based on the historical volatility of the company:

12/31/2017	128%	2/12/2018	178%
1/3/2018	127%	2/21/2018	161%
1/16/2018	140%	2/22/2018	163%
1/16/2018	142%	3/2/2018	265%
1/31/2018	157%	3/31/2018	185%
2/9/2018	151%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at March 31, 2018 as follows:

3/31/2018					Derivative	Quarter Ended	Quarter Ended	Ended March 31,	Derivative
	Derivative		Principal	Original	Valuation	March 31,	March 31,	2018	Valuation
	Treatment	Maturity	Note	Derivative	December 31,	2018	2018	Mark-to-	March 31,
Convertible Note	Date	Date	Amount	Valuation	2017	Issuances	Conversions	Market	2018

8% Convertible Note Payable- issued 5/2/2016	10/1/2016	5/2/2017	$57,750	$58,355	$24,925		$(26,745)	$5,123	$3,303

5 % Convertible Note- Payable - issued 6/12/2015	4/12/2016	1/7/2017	35,863	37,827	$832		$-	305	$1,137

9% Convertible Notes Payable- issued 10/01/2016	3/26/2017	3/27/2018	157,895	56,956	$-				$-

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	105,000	87,287	-				$-

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	50,000	15,803	$-				$-

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	3/7/2017	50,000	87,538	$-				$-

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	1/7/2017	46,803	82,115	$-				$-

8% Convertible Notes Payable- issued May 1, 2016	10/28/2017	5/1/2018	131,250	103,294	$52,989		$(31,013)	8,541	$30,517

8% Convertible Notes Payable- issued June 7, 2016	12/4/2017	6/7/2018	125,000	90,596	$64,458			(14,452)	$50,006

10% Convertible Notes Payable- issued March 8, 2016	9/15/2017	9/8/2018	150,000	167,164	$108,682		$(19,359)	23,426	$112,749
			$909,561	$786,935	$251,886	$-	$(77,117)	$22,943	$197,712

The Company’s mark-to-market fair value adjustment ((income)/expense) for the quarter ended March 31, 2018 totaled $22,943.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

Note 7. STOCKHOLDERS’ EQUITY

The Company has authorized 4,000,000,000 shares of common stock with a par value of $0.0001 per share. Effective September 19, 2017, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 4,000,000,000 shares. There were 1,243,548,268 and 849,437,003 shares of common stock issued and outstanding at March 31, 2018 and December 31, 2017, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At September 30, 2017 and December 31, 2016, there were 500,000 shares and 50,000 shares of Series A preferred stock were issued and outstanding respectively. The preferred stock has preferential voting rights of 100 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At December 31, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at December 31, 2016. The Series B preferred stock has no voting rights. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred shares were converted into common stock in accordance with the terms of the Series B preferred stock. As of result there were 8,000 shares of Series B preferred shares outstanding at March 31, 2018. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

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

During the quarter ended March 31, 2018, the Company issued an aggregate 18,000,000 shares of common stock at a price of $0.0005 per share for services provided to the Company.

During the quarter ended March 31, 2018, the Company issued an aggregate 376,111,265 shares of common stock at prices ranging from $0.0004 to $0.0006 per share as partial conversion of notes and accrued interest.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company’s President and stockholder for $525 per month which amounted to $1,575 or the quarter ended March 31, 2018. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the quarter ended March 31, 2018  was $297. On September 12th 2016 the Company entered into a commercial lease agreement for office premises at an original cost of $650 per month for a one-year term with the option to renew for one extended term of three years. In July 2017 the Company leased additional space at this location thereby increasing the monthly rent to $1,550. The cost of this space for the quarter ended March 31, 2018  was $3,950.

Total rent expense for the quarter ended March 31, 2018 and 2017 was $5,822 and $3,822 respectively. In March 2018, the Company prepaid four months rent totaling $6,200 which is on the balance sheet at March 31, 2018.

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

Note 9. INCOME TAXES

The Company accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

The Company’s deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized. As of March 31, 2018, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes and has therefore recorded a full valuation allowance.

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

As more fully described in Note 3 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of the following:

	March 31	December 31
	2018	2017
Due to Related Party	$8,921	$8,921
Due to officer/stockholder	8,955	8,398
Due to other stockholders	6,100	6,790
Total Related Party Obligations	$23,976	$24,109

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company’s CEO is $100,000 per annum which has been accrued for the years ended December 31, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. During the year ended December 31, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015. In the quarter ended June 30, 2017, $45 in accrued CEO compensation was converted to Series A Preferred shares. During the quarter ended September 30, 2017, $25,500 in accrued compensation was paid to the CEO. Effective October 1, 2017, the employment agreement between the Company and it’s CEO was amended to increase the annual salary to $150,000. During the quarter ended December 31, 2017 $44,673 in accrued compensation was paid to the CEO. As of March 31, 2018, the company owes accrued compensation to it’s CEO in the amount of $396,803.

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

As more fully described in Note 1 and Note 5 to the financial statements, $18,986 in accrued interest on the $150,000 note was satisfied through the issuance of 17,272,727 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with it’s embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company’s common stock. During the quarter ended March 31, 2018, $15,000 in principal on this note was satisfied by the conversion into 60,000,000 shares of the Company’s common stock

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $3,959,698 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of it’s flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. Management believes the Company’s present cash and cash equivalents will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued unless the Company received additional funding.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

In May 2017, the Company adopted the Medifirst Solutions, Inc. 2017 Equity Incentive Plan (the ” 2017 Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 125,000,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. During the year ended December 31, 2017, the Company issued from the Plan 108,000,000 shares to non-employees for services rendered. As of December 31, 2017 there is a balance of 17,000,000 shares available for future issuance under the Medifirst Solutions, Inc. 2017 Equity Incentive Plan. During the quarter ended March 31, 2018, the Company issued 17,000,000 shares of common stock to non-employees for services rendered leaving a balance of no shares left to be issued in the 2017 Plan.

In January 2018, the Company adopted the Medifirst Solutions, Inc. 2018 Equity Incentive Plan (the ” 2018 Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 175,000,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

During the quarter ended March 31, 2018, the Company issued from the 2018 Plan a total of 4,500,000 shares of common stock to non-employees for services rendered. As of March 31, 2018 there is a balance of 170,500,000 shares available for future issuance under the Medifirst Solutions, Inc. 2018 Equity Incentive Plan.

Note 13. SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2018, the Company issued an aggregate of 42,500,000 shares of Common Stock for services rendered by consultants and professionals.

Subsequent to the quarter ended March 31, 2018, the Company issued an aggregate 92,015,114 shares of Common Stock upon conversions of an aggregate principal amount equal to $17,580 outstanding convertible promissory notes and $718 in accrued interest.

Subsequent to the quarter ended March 31, 2018, the Company and a noteholder agreed to change the terms of two outstanding convertible notes originally issued July 10, 2017 and August 7, 2017 in the amounts of $125,000 and $125,000 respectively. The notes original terms allowed for principal balances to be converted into the Company’s common stock after a six-month waiting period. The new terms of the notes now require a nine-month waiting period. As such, principal conversions on these notes cannot take place until April 1, 2018. There have been no conversions on these notes thus far.

Subsequent to the quarter ended March 31, 2018, Medifirst launched a new division, Concierge Concepts Rx (CCRx), a majority-owned subsidiary of Medifirst, incorporated in New Jersey on April 18, 2018, which will provide a unique niche billing service to independent pharmacies. In addition to its insurance billing services, CCRx plans to provide the following consulting services that will utilize over 60 years of combined specialty pharmacy management and infusion therapy experience to its pharmacy clients: managing and enhancing sales, improving patient care, supporting general operations, and navigating the complex landscape of major medical insurance billing.

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

On July 8, 2016, we received clearance from the FDA to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device. After having received clearance to market the infrared laser in the TM Lasers, the Company has completed its internal controls and procedures as required by the FDA and has initiated its sales division, which has begun soliciting sales in both the U.S. and overseas. Since receiving clearance, we presented our laser and established business relationships in Morocco, China, Asia, Mid-East and other international countries and markets. The international markets, although requiring complicated registration processes and ground work, offer the opportunity for large bulk sales which would be very beneficial for the Company’s growth. Medifirst believes it has made significant progress in setting up a sales and corporate infrastructure and continues to advance these efforts.

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

Recent Developments

Medifirst launched a new division, Concierge Concepts Rx (CCRx), a majority-owned subsidiary of Medifirst, incorporated in New Jersey on April 18, 2018, which will provide a unique niche billing service to independent pharmacies. In addition to its insurance billing services, CCRx plans to provide the following consulting services that will utilize over 60 years of combined specialty pharmacy management and infusion therapy experience to its pharmacy clients: managing and enhancing sales, improving patient care, supporting general operations, and navigating the complex landscape of major medical insurance billing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Revenues

During the three months ended March 31, 2018 and 2017, the Company’s revenue from the sale of its products was equal to $4,550 and $9,995, respectively. The Company is still in developmental stage and does not generate significant revenue.

Expenses

For the three months ended March 31, 2018 and 2017, expenses were $141,094 and $395,321, respectively. The reason for the decrease in expenses was primarily due to substantial decreases in: advertising and promotion expenses, consulting fees and professional fees.

Legal, Accounting, Consulting and Professional Fees

For the three months ended March 31, 2018 and 2017 professional fees were $74,415 and $313,565 respectively. The decrease was due to reduced consulting and professional fees incurred during the quarter.

Other Income/Expense

For the three months ended March 31, 2018 and 2017, other income was $-0- and $-0-, respectively, and other expenses were $157,646 and $456,019,  respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization.

Net Income/Loss

For the three months ended March 31, 2018 and 2017 the Company had a net loss of $294,569 and $841,698 .

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At March 31, 2018 and December 31, 2017, our principal sources of liquidity included cash of $234,617 and $287569, respectively.

As of March 31, 2018, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 3-month period ended March 31, 2018, the Company issued 376,111,265 shares of Common Stock upon conversions of a principal amount equal to $156,362 of outstanding convertible promissory notes.

During the 3-month period ended March 31, 2018, the Company issued an aggregate of 18,000,000 shares of Common Stock for consulting services

Subsequent to March 31, 2018, the Company issued 92,015,114 shares of Common Stock upon conversions of an aggregate principal amount of $17,580 of outstanding convertible promissory notes and $718.03 in accrued interest thereon.

Subsequent to March 31, 2018, the Company issued an aggregate of 42,500,000 shares of Common Stock for consulting services.

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

May 21, 2018	By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)

