Form 10-Q
period 2018-06-30
Medifirst Solutions, Inc.
filed 2018-08-20
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 20, 2018, there were 1,624,690 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Consolidated Balance Sheets as of December 31, 2017 and June 30, 2018 (unaudited)	2

Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2018 and 2017	3

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017	4

Notes to Consolidated Financial Statements	5 - 21

Medifirst Solutions, Inc.

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$172,848	$287,569
Inventory	33,056	33,435
Prepaid items	1,550	-
Total current assets	207,454	321,004

Property, Plant and Equipment, net	912	1,232

Other Assets
Security Deposit	650	650
Intangible Asset - License Agreement, net	108,752	116,252
Total other assets	109,402	116,902

Total Assets	$317,768	$439,138

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$156,850	$97,621
Accrued expenses - officer's compensation	394,905	401,079
Due to related party	8,921	8,921
Loans payable - stockholders	14,042	14,499
Note Payable for license agreement	-	-
Convertible notes payable	291,549	280,351
Convertible notes payable - related party	80,250	133,750
Derivative Liabilities	604,419	251,886
Total current liabilities	1,550,936	1,188,107

Commitments & Contingencies (Note 8)	-	-

Stockholders' Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 8,000 and 8,000 shares issued and outstanding, respectively	1	1
Common stock, $0.0001 par value; 4,000,000,000 shares authorized, 1,403,063 and 849,437 shares issued and outstanding, respectively (Note 7 – amounts restated due to reverse stock split)	140	85
Additional paid in capital	3,162,666	2,916,024
Accumulated deficit	(4,396,025)	(3,665,129)
Total Stockholders' Equity	(1,233,168)	(748,969)

Total Liabilities & Stockholders' Equity	$317,768	$439,138

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Product sales, net	-	-	4,550	9,995
	-	-	4,550	9,995
Cost of goods sold	-	-	379	353
Gross income	-	-	4,171	9,642

Expenses:
Officer's compensation	37,500	25,000	75,000	50,000
Advertising and promotion	1,804	6,085	2,593	25,882
Computer and internet	229	2,436	379	2,642
Consulting fees	44,103	73,900	82,203	263,200
Professional fees	40,679	50,055	76,994	174,320
Rent	6,522	3,822	12,344	7,644
Travel	4,569	2,676	5,439	9,181
Lab testing	-	8,175	-	8,175
Dues and subscriptions	1,191	1,181	1,460	2,264
Other	26,439	19,523	47,718	44,866
	163,036	192,853	304,130	588,174

Net loss from Operations before other income, expenses	(163,036)	(192,853)	(299,959)	(578,532)

Other income and (expense)
Interest expense	(156,132)	(184,117)	(290,835)	(275,151)
Interest income	1	2,521	1	2,521
Change in fair value - derivatives	(117,160)	72,714	(140,103)	(292,271)

Net loss before provision for income tax	$(436,327)	$(301,735)	$(730,896)	$(1,143,433)

Provision for income taxes	-	-	-	-

Net Loss	$(436,327)	$(301,735)	$(730,896)	$(1,143,433)

Loss per common share - Basic and fully diluted	$(0.32)	$(0.62)	$(0.60)	$(2.80)

Weighted average number of shares outstanding - Basic and fully diluted	1,363,902	486,729	1,215,305	408,230

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017

Cash flows from operating activities:
Net loss	$(730,896)	$(1,143,433)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	7,820	14,070
Stock Based Compensation	36,000	364,525
Change in assets and liabilities
Accrued interest receivable		(2,521)
Accounts payable and accrued expenses	53,055	31,999
Change in fair value - derivatives	140,103	292,271
Amortization of debt discount & other financing costs	260,575	247,002
Related party and stockholder's loan	(457)	-
Prepaid expenses	(1,550)	15,720
Inventory	379	(14,567)
Net cash used by operating activities	(234,971)	(194,934)

Cash flows from investing activities:
None	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from stockholder loan	-	5,000
Principal payments on debt	(11,000)	-
Proceeds from sale of Convertible notes payable	131,250	256,250
Net cash provided by financing activities	120,250	261,250

Net increase (decrease) in cash	(114,721)	66,316
Cash at beginning of period	287,569	165,017
Cash at end of period	$172,848	$231,333

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$135	$750

Non-cash investing and financing activities:
Common stock issued for convertible debt-related party	$22,500	$316,211

Common stock issued for note interest and note conversions	$-	$630,259

Derivative liability extinguished upon conversion	$113,160	$-

Common stock issued for convertible debt with derivatives	$64,245	$-

Accounts Payable exchanged for promissory note	$-	$15,000

Related party note reclassified to promissory note	$20,000	$-

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

Medifirst recently launched Concierge Concepts Rx, a new division focused on the pharmaceutical industry. Concierge Concepts Rx (CCRx) provides unique specialty drug consulting and niche billing services to independent pharmacies and retail pharmacy chains. This division has not yet commenced operations and no activity is included in the accompanying financial statements for CCRx. CCRx is 100% owned by Medifirst.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Medifirst Solutions Inc. and its wholly owned subsidiary (Medical Laser Manufactures, Inc., (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2018, the consolidated results of its operations for the three-month period ended June 30, 2017 and 2018 and six-month period ended June 30, 2017 and 2018, and the consolidated cash flows for the six-month periods ended June 30, 2017 and 2018. The results of operations for the three-month period ended June 30, 2018 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year then ended.

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Effective July 23, 2018, the Company effected a 1-for-1,000 reverse stock split of its issued and outstanding common stock. The number of shares of common stock issued and outstanding post- reverse stock split is 1,404,073. All fractional shares have been rounded up to the next whole share. There is no reduction in the number of the Company’s shareholders of record. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse stock split as if such reverse stock split occurred on the first day of the first period presented.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of June 30, 2018 or December 31, 2017. There are no customer account receivables as of June 30, 2018 or December 31, 2017.

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

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock. On January 31, 2018, $7,500 in principal on this note was satisfied by the conversion into 30,000 shares of the Company’s common stock. On March 2, 2018, another $7,500 in principal on this note was satisfied by the conversion into 30,000 shares of the Company’s common stock. During the quarter ended June 30, 2018, the original noteholder assigned $20,000 in principal to an unrelated third-party. The principal balance on this note as of June 30, 2018 is $80,250 to the original noteholder and $20,000 in principal balance to the new unrelated third-party noteholder.

The last part of the consideration in this license agreement is the royalty payments which have not taken effect yet since they are based on sales for which the company has had only minimum thus far.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

The licensing agreement is for a ten-year period effective from October 1, 2015. The cost of the licensing agreement is being amortized over its ten-year period and charged to income on a straight-line basis.

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

June 30, 2018

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of June 30, 2018, and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018, the Company had $172,848 in cash equivalents.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at June 30, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Computer equipment	$8,956	$8,956
Less: accumulated depreciation	(8,045)	(7,725)

	$912	$1,232

Depreciation expense was $319 and $319, for the six months ended June 30, 2018 and 2017 respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at June 30, 2018 and December 31, 2017, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended June 30, 2018 and 2017 a stockholder of the Company advanced the Company $-0- and $-0- respectively. The loan has a balance of $8,955 at June 30, 2018 and December 31, 2017, respectively. The loan bears no interest and is payable on demand.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company’s common stock at $0.0001 per share. Subsequently, in 2014, in a private transaction, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500 shares of the Company’s common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400 shares of the Company’s common stock. At June 30, 2018 and December 31, 2017, the loan balance was $100 and $100, respectively.

At June 30, 2018 and December 31, 2017, the Company was indebted to a stockholder in the amount of $1,000 and $1,500, respectively. The loan has an interest rate of 26.7%. In February 2017 the note was sold to another investor and that noteholder converted $500 in principal into 5,000 shares of common stock. Principal and accrued interest were due and payable on January 1, 2014.

In February 2016, the Company issued a promissory note to a stockholder in the amount of $7,000 with interest at the rate of 6% per annum. On September 6, 2016 the note holder converted the entire principal balance and accrued interest into common stock and therefore at June 30, 2018 there is no principal balance remaining on the note.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

Note 5. CONVERTIBLE NOTES PAYABLE

Note Payable-BS

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012. Interest on the notes accrue at the rate of 6% per annum and are payable when the notes mature. The notes matured prior to conversion but have not been repaid. Interest continues to accrue at the rate of 6% per annum.

The holder of one of the notes converted $110 of note principal into 1,100,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
June 2013	$70	$0.0001	700
August 2013	$40	$0.0001	400

In August 2013, in a private transaction, the same note holder transferred $330 of the remaining note principal plus $55 in accrued interest to a third party.

In August 2013, in a private transaction, the new note holder transferred $5 of the remaining note principal to a third party who then converted the note into 50 shares of common stock.

In September 2013, the new note holder converted $100 of note principal into 1,000 shares of common stock.

In September 2013, in a private transaction, the new note holder transferred $35 of the remaining note principal to a third party who then converted the note into 350 shares of common stock.

In November and December 2013, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
November 2013	$40	$0.0001	400
December 2013	$50	$0.0001	500

In March and April 2014, the new note holder converted an additional $90 of note principal into 900 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
March 2014	$50	$0.0001	500
April 2014	$40	$0.0001	400

Subsequent to these conversions there remains $125 in note principal outstanding at June 30, 2018.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400 shares of the Company’s common stock at $0.0006 per share. At June 30, 2018 and December 31, 2017, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company’s common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 140,166 shares at June 30, 2018 and 84,859 shares at December 31, 2017.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

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

The holder of the note converted $1,010 of note principal into 1,010 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
December 2012	$150	$0.001	$150
January 2013	$660	$0.001	660
March 2013	$200	$0.001	200

In July 2013, the Company retired $14,000 of note principal in payment for consulting services provided to the note holder.

In July 2013, the note holder converted $300 of note principal into 300 shares of the Company’s common stock.

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

In October 2013, the note holder converted $400 of note principal into 400 shares of the Company’s common stock at $0.001 per share.

In October 2014, the note holder converted $1,100 of note principal into 1,100 of the Company’s common stock. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 140,166 shares at June 30, 2018 and 84,859 shares at December 31, 2017.

In August 2016, the note holder converted $3,000 of note principal into 3,000 shares of the Company’s common stock. At June 30, 2018 and December 31, 2017, the remaining principal balance on this portion of the note is $715 and $715 respectively.

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company’s common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. During January 2017, the current noteholder converted $1,100 in principal balance into 11,000 shares of common stock. During the same period, the current noteholder transferred $600 of the remaining principal balance to another investor who then converted the entire principal balance he received into 6,000 shares of common stock. During April 2017, the current noteholder converted $410 of remaining principal into 6,000 shares of common stock. There remains $890 in principal balance at June 30, 2018 with the current noteholder and $890 in principal balance with the original noteholder at December 31, 2017.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

Convertible Note Payable-LGC (8%)

On January 7, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). Under the Purchase Agreement, on March 15, 2016 and June 15, 2016, the Company and the Investor conducted additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46, 803, respectively (see Convertible Notes Payable-LGC (8%) BEN below). During the quarter ended March 31, 2017 the noteholder converted the entire principal balance into 62,068 shares of common stock and therefore there is no principle balance outstanding at June 30, 2018 and December 31, 2017.

Convertible Notes Payable-LGC (8%) BEN

In consideration for the issuance of the $105K Note, on January 13, 2016, the Company received net proceeds (after deducting the original issue discount and legal fees) in the amount of $75,697. In consideration for the issuance of the $50K Note, the Investor issued to the Company a $50,000 fully-collateralized secured promissory note (the “Investor Note”), pursuant to which the Investor agreed to pay the Company $50,000 on or before April 30, 2016. The Notes, which are due on January 7, 2017, bear interest at the rate of 8% per annum. Subject to a beneficial ownership limitation equal to 9.99%, principal and interest on the Notes is convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price equal to 55% of the lowest trading price of Common Stock during the 20-trading day period prior to conversion.

In accordance with the terms of the Purchase Agreement, the investor and the Company closed on the two outstanding notes ($50,000 and $46,803) in May and June 2016 when the Company received the cash funding. During April 2017 the noteholder converted the entire principal balance of the $50,000 note into common stock of the Company. During June 2017 the noteholder converted $16,000 of the remaining principal of the $46,803 note into common stock of the Company. In July and September 2017, the noteholder converted the remaining $30,803 of the note’s principal balance into common stock. As a result, there is no principal balance remaining on either note as of June 30, 2018 and December 31, 2017.

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 (“the Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6-month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. During the quarter ended March 31, 2017 the noteholder converted $32,298 of the principle balance into 23,490 shares of common stock thereby leaving a principal balance of $25,452 on the note at December 31, 2017. During the first quarter of 2018, the noteholder converted $23,000 of the principle balance into 122,727 shares of common stock thereby leaving a principal balance of $2,452 on the note at June 30, 2018.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

Convertible Notes Payable-BBCG (9%)

On October 11, 2016, the Company issued to an Investor a convertible note in the principal amount of $157,895 (“the Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. The note contains an original issue discount in the amount of $7,895. The holder of the note is entitled, at its option beginning on the 6-month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 57.5% of the lowest trading price for the twenty prior trading days including the date of conversion. During April and June of 2017, the noteholder converted the entire remaining principal balance of the note into common stock of the Company. There is no principal balance remaining on the note as of June 30, 2018 and December 31, 2017.

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

During the quarter ended December 31, 2017 (after the six-month waiting period) the holder of the original note in the principal amount of $131,250 converted $21,500 and $15,350 of the note’s principal balance into 35,058 and 39,714 shares of the Company’s common stock, respectively. The principal balance remaining on this convertible note is $94,400 as of December 31,2017. During the quarter ended March 31, 2018 the holder of the original note converted, through four separate conversion transactions, a total of $38,870 of the note’s principal balance into total of 193,384 shares of the Company’s common stock. During the quarter ended June 30, 2018 the holder of the original note converted $10,030 of the note’s principal balance into total of 62,015 shares of the Company’s common stock. The principal balance remaining on this convertible note is $45,500 as of June 30, 2018.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

Convertible Notes Payable - JR (5%)

On August 2, 2017 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $50,000. The note matures on August 2, 2018 and bears interest at 5%. The note holder has the right at any time on or after the day that is six months from August 2, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at a fixed price of .003 per share. The entire principal balance of $50,000 is outstanding as of June 30, 2018 and December 31, 2017

Convertible Notes Payable - MLM (10%)

As more fully described in Note 1 to the financial statements, on March 8th 2016 (with an effective date of October 1, 2015), the company, through it’s sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. During the quarter-ended June 30, 2017, $18,986 in accrued interest was satisfied through the issuance of 17,273 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with its embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock leaving a balance on the note of $133,750 at December 31, 2017. During the quarter-ended March 31, 2018, $15,000 in principal on this note was satisfied by the conversion into 60,000 shares of the Company’s common stock. During the quarter-ended June 30, 2018, $7,500 in principal on this note was converted into 30,000 shares of the company’s common stock. In addition, on May 26, 2018, the original note holder sold $20,000 in principal to an unrelated third-party investor with the same terms as the original note thereby leaving a balance on the original note of $80,250 at June 30, 2018 and a balance of $20,000 to the new third-party noteholder.

Convertible Notes Payable - LG (8%) (Notes 5 & 6)

On January 25, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $78,750. The note matures on January 25, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from January 25, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $78,750 is outstanding as of June 30, 2018. The embedded derivative and related derivative discount on this convertible note, although not convertible during the six months ended June 30, 2018, has nonetheless been valued and recorded on the books as of April 1, 2018 in accordance with ASC 815.

On June 4, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $52,500. The note matures on June 4, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from June 4, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $52,500 is outstanding as of June 30, 2018. The embedded derivative and related derivative discount on this convertible note, although not convertible during the six months ended June 30, 2018, has nonetheless been valued and recorded on the books as of June 4, 2018 in accordance with ASC 815.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at June 30, 2018 as follows:

6/30/2018					Total
	Remaining Principal	Original Issue	Derivative	Deferred Financing	Convertible Notes	Derivative
Debt	Amount	Discount	Discount	Costs	Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - SD	15,000				15,000
Note Payable - NW	715				715
Note Payable - MC #2	890				890
Convertible Note Payable - JR (5%)	50,000				50,000
Convertible Note Payable - HG (10%)	20,000				20,000
Convertible Note Payable - CB (5%)	-				-	904
Convertible Notes Payable - SO (8%)	2,452				2,452	2,638
Convertible Note Payable - LGC (8%) 1	45,500				45,500	38,808
Convertible Note Payable - LGC (8%) 2	125,000		-		125,000	105,824
Convertible Note Payable - LGC (8%) 3	125,000		(97,259)	(120)	27,621	111,685
Convertible Note Payable - LGC (8%) 4	125,000		(98,271)	(599)	26,130	105,118
Convertible Note Payable - MLM (10%) (Related party)	80,250		(48,400)		31,850	130,656
Convertible Note Payable - LGC (8%) 5	78,750		(58,646)	(2,332)	17,772	66,031
Convertible Note Payable - LGC (8%) 6	52,500		(41,500)	(2,315)	8,685	42,755
	$721,242	$-	$(344,076)	$(5,366)	$371,800	$604,419

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

As of June 30, 2018, the convertible notes payable can be converted into approximately 826,747 shares of common stock.

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

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and May 1, 2017 and June 2, 2017 and July 10, 2017 and August 15, 2017, the 9% Convertible Note payable issued October 1, 2016, The 8% Convertible note payable issued January 25, 2018 and the 8% Convertible note payable issued June 4, 2018 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2018. The primary assumptions include: projected annual volatility of 145%-240%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of June 30, 2018 the Company’s derivative financial instruments included:

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

June 30, 2018

The 5% Convertible Note Payable and the 8% Convertible Notes Payable and the 9% convertible note payable are valued at June 30, 2017. The following assumptions were used for the valuation of the embedded derivative:

-	The post reverse split (1,000:1) stock price of $0.50 decreased to $0.40 in this period (basis for the variable conversion price) would fluctuate with the Company projected volatility;

-	An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

-	Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

-	Capital raising events (a single financing at 1 month from the valuation date) are a factor for the VV Convertible Note. The full reset events projected to occur based on future stock issuance (single event) resulting in a reset exercise price.

-	The monthly trading volume would average $579,941 (rounded) as of 6/30/2018 and would increase at 5% per month; ownership limits conversion across LG’s notes based on 4.99% with shares outstanding increasing monthly by 1%.

-	The variable conversion price of 50% to 58% over 3 to 20 trading days would have effective rates of 45.89% to 55.04%;

-	The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

-	The projected annual volatility for each valuation period was based on the historical volatility of the company:

3/31/2018	240%	4/18/2018	205%
4/1/2018	232%	4/30/2018	216%
4/1/2018	207%	5/11/2018	212%
4/6/2018	198%	5/16/2018	210%
4/13/2018	145%	5/21/2018	212%
4/14/2018	205%	6/27/2018	179%
		6/30/2018	204%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at June 30, 2018 as follows:

6/30/2018 Convertible Note	Derivative Treatment Date	Maturity Date	Principal Note Amount	Original Derivative Valuation	Derivative Valuation December 31, 2017	Quarter Ended March 31, 2018 Issuances	Quarter Ended March 31, 2018 Conversions	Ended March 31, 2018 Mark-to- Market	Derivative Valuation March 31, 2018	Quarter Ended June 30, 2018 Issuances	Quarter Ended June 30, 2018 Conversions	Ended June 30, 2018 Mark-to- Market	Derivative Valuation June 30, 2018

8% Convertible Note Payable- issued 5/2/2016	10/1/2016	5/2/2017	$57,750	$58,355	$24,925		$(26,745)	$5,123	$3,303			$(665)	$2,638

5 % Convertible Note- Payable- issued 6/12/2015	4/12/2016	1/7/2017	35,863	37,827	$832		$-	305	$1,137			(233)	$904

9% Convertible Notes Payable- issued 10/01/2016	3/26/2017	3/27/2018	157,895	56,956	$-				$-				$-

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	105,000	87,287	-				$-				$-

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	50,000	15,803	$-				$-				$-

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	3/7/2017	50,000	87,538	$-				$-				$-

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	1/7/2017	46,803	82,115	$-				$-				$-

8% Convertible Notes Payable- issued May 1, 2016	10/28/2017	5/1/2018	131,250	103,294	$52,989		$(31,013)	8,541	$30,517		$(9,148)	17,439	$38,808

8% Convertible Notes Payable- issued June 7, 2016	12/4/2017	6/7/2018	125,000	90,596	$64,458			(14,452)	$50,006			55,818	$105,824

10% Convertible Notes Payable- issued March 8, 2016	9/15/2017	9/8/2018	150,000	167,164	$108,682		$(19,359)	23,426	$112,749		$(26,895)	44,802	$130,656

8% Convertible Notes Payable- issued August 15, 2017	4/1/2018	8/15/2018	125,000	108,878	$-				$-	108,878		(3,760)	$105,118

8% Convertible Notes Payable- issued July 10, 2017	4/1/2018	7/10/2018	125,000	108,061	$-				$-	108,061		3,092	$111,153

8% Convertible Notes Payable- issued January 25, 2018	4/1/2018	1/25/2019	78,750	65,896	$-				$-	65,896		135	$66,031

8% Convertible Notes Payable- issued June 4, 2017	6/4/2018	6/4/2018	52,500	42,755	$-				$-	42,755		532	$43,287

			$1,290,811	$1,112,525	$251,886	$-	$(77,117)	$22,943	$197,712	$325,590	$(36,043)	$117,160	$604,419

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

The Company’s mark-to-market fair value adjustment ((income)/expense) for the quarter ended June 30, 2018 totaled $117,160.

Note 7. STOCKHOLDERS’ EQUITY

Effective July 23, 2018, the Company effected a 1-for-1,000 reverse stock split of its issued and outstanding common stock. The number of shares of common stock issued and outstanding post- reverse stock split is 1,404,073. All fractional shares have been rounded up to the next whole share. There is no reduction in the number of the Company’s shareholders of record. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse stock split as if such reverse stock split occurred on the first day of the first period presented.

As a result of the aforementioned reverse stock split, additional paid-in-capital was increased by $140,169 and $84,861 as of June 30, 2018 and December 31, 2017 respectively on the balance sheet with a corresponding decrease in the par value of common stock issued as of the same dates.

The Company has authorized 4,000,000,000 shares of common stock with a par value of $0.0001 per share. Effective September 19, 2017, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 4,000,000,000 shares. There were 1,403,063 and 849,437 shares of common stock issued and outstanding at June 30, 2018 and December 31, 2017, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At June 30, 2018 and December 31, 2017, there were 500,000 shares and 500,000 shares of Series A preferred stock were issued and outstanding respectively. The preferred stock has preferential voting rights of 2,000 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At December 31, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at December 31, 2016. The Series B preferred stock has no voting rights. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred shares were converted into common stock in accordance with the terms of the Series B preferred stock. As of result there were 8,000 shares of Series B preferred shares outstanding at June 30, 2018. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

During the quarter ended March 31, 2017, the Company issued an aggregate 43,000 shares of common stock for services provided to the Company.

During the quarter ended March 31, 2017, the Company issued an aggregate 112,498 shares of common stock as partial conversion of notes.

During the quarter ended March 31, 2017, the Company issued an aggregate 9,050 shares of common stock for conversion of 18,100 shares of Preferred Series B stock.

During the quarter ended June 30, 2017, the Company issued an aggregate 33,000 shares of common stock for services provided to the Company.

During the quarter ended June 30, 2017, the Company issued an aggregate 177,073 shares of common stock as partial conversion of notes and accrued interest.

During the quarter ended June 30, 2017, the Company issued an aggregate 450,000 shares of Preferred Series A stock at par of $.0001.

During the quarter ended September 30, 2017, the Company issued an aggregate 41,000 shares of common stock for services provided to the Company.

During the quarter ended September 30, 2017, the Company issued an aggregate 62,196 shares of common stock as partial conversion of notes and accrued interest.

During the quarter ended December 31, 2017, the Company issued an aggregate 71,000 shares of common stock for services provided to the Company.

During the quarter ended December 31, 2017, the Company issued an aggregate 74,772 shares of common stock as partial conversion of notes and accrued interest.

During the quarter ended March 31, 2018, the Company issued an aggregate 18,000 shares of common stock for services provided to the Company.

During the quarter ended March 31, 2018, the Company issued an aggregate 376,111 shares of common stock as partial conversion of notes and accrued interest.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

During the quarter ended June 30, 2018, the Company issued an aggregate 67,500 shares of common for services provided to the Company.

During the quarter ended June 30, 2018, the Company issued an aggregate 92,015 shares of common stock as partial conversion of notes and accrued interest.

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company’s President and stockholder for $525 per month which amounted to $1,575 or the quarter ended June 30, 2018. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the quarter ended June 30, 2018 was $297. On September 12th 2016 the Company entered into a commercial lease agreement for office premises at an original cost of $650 per month for a one-year term with the option to renew for one extended term of three years. In July 2017 the Company leased additional space at this location thereby increasing the monthly rent to $1,550. The cost of this space for the quarter ended June 30, 2018 was $4,650. A new lease was signed in March 2018 for the same space. The following are the minimum required lease payments under the lease for the next four years:

2018	-	$17,200
2019	-	$24,600
2020	-	$24,600
2021	-	$4,100

Total rent expense for the six months ended June 30, 2018 and 2017 was $12,344 and $7,644 respectively. In March 2018, the Company prepaid four months of rent totaling $6,200 of which $1,550 is still prepaid and on the balance sheet at June 30, 2018.

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

The Company’s deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized. As of June 30, 2018, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes and has therefore recorded a full valuation allowance.

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

As more fully described in Note 3 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of the following:

	30-Jun	December 31
	2018	2017
Due to Related Party	$8,921	$8,921
Due to officer/stockholder	8,955	8,398
Due to other stockholders	6,100	6,790
Total Related Party Obligations	$23,976	$24,109

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company’s CEO is $100,000 per annum which has been accrued for the years ended December 31, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. During the year ended December 31, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015. In the quarter ended June 30, 2017, $45 in accrued CEO compensation was converted to Series A Preferred shares. During the quarter ended September 30, 2017, $25,500 in accrued compensation was paid to the CEO. Effective October 1, 2017, the employment agreement between the Company and its CEO was amended to increase the annual salary to $150,000. During the quarter ended December 31, 2017 $44,673 in accrued compensation was paid to the CEO. As of June 30, 2018, the company owes accrued compensation to its CEO in the amount of $394,905.

As more fully described in Note 1-Intangible Asset-Licensing Agreement, on March 8th 2016 (with an effective date of October 1, 2015) the Company entered into a Licensing Agreement with a Florida Corporation (Licensor) that is owned by a related party. The Company issued 25,000 shares of Series B Preferred stock to the Licensor as partial consideration for the Licensing agreement plus a $150,000 promissory note to the Licensor for the balance of the consideration. During the quarter-ended March 31, 2016, 3,400 shares of Series B Preferred stock were converted into 1,700,000 shares of common stock in accordance with the terms of the Series B Preferred stock. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred stock was converted into 9,050 shares of common stock in accordance with the terms of the Series B Preferred stock.

As more fully described in Note 1 and Note 5 to the financial statements, $18,986 in accrued interest on the $150,000 note was satisfied through the issuance of 17,273 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with its embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock. During the quarter ended March 31, 2018, $15,000 in principal on this note was satisfied by the conversion into 60,000 shares of the Company’s common stock. During the quarter ended June 30, 2018, $7,500 in principal on this note was satisfied by the conversion into 30,000 shares of the Company’s common stock. During the quarter ended June 30, 2018 the original related-party noteholder sold $20,000 in principal on this note to an unrelated third-party investor thereby leaving $80,250 in principal balance due to the related party original noteholder and $20,000 in principal due to the unrelated third-party investor.

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $4,386,853 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of its flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. Management believes the Company’s present cash and cash equivalents will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued unless the Company received additional funding.

Note 12. STOCK COMPENSATION - EQUITY INCENTIVE PLAN

In July 2016, the Company adopted the Medifirst Solutions, Inc. 2016 Equity Incentive Plan (the “Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 20,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

On December 6th, 2016 the company amended the terms of the Plan and filed an S-8 Registration Statement with the Securities and Exchange Commission (“SEC”) increasing the number of shares permitted to be issued under the Plan to 32,000.

During the quarter ended March 31, 2017, the Company issued from the Plan a total of 27,100 shares of common stock to non-employees for services rendered. As of March 31, 2017 there is a balance of -0- shares available for future issuance under the Medifirst Solutions, Inc. 2016 Equity Incentive Plan.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

In May 2017, the Company adopted the Medifirst Solutions, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 125,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. During the year ended December 31, 2017, the Company issued from the Plan 108,000 shares to non-employees for services rendered. As of December 31, 2017 there is a balance of 17,000 shares available for future issuance under the Medifirst Solutions, Inc. 2017 Equity Incentive Plan.

In January 2018, the Company adopted the Medifirst Solutions, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 175,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

During the quarter ended March 31, 2018, the Company issued from the 2018 Plan a total of 4,000 shares of common stock to non-employees for services rendered. As of March 31, 2018 there is a balance of 188,000 shares available for future issuance under the Medifirst Solutions, Inc. 2018 Equity Incentive Plan.

During the quarter ended June 30, 2018, the Company issued from the 2018 Plan a total of 17,500 shares of common stock to non-employees for services rendered. As of June 30, 2018 there is a balance of 170,500 shares available for future issuance under the Medifirst Solutions, Inc. 2018 Equity Incentive Plan.

Note 13. SUBSEQUENT EVENTS

Effective July 23, 2018, the Company completed a 1-for-1,000 reverse stock split of its issued and outstanding common stock. The number of shares of common stock issued and outstanding post- reverse stock split is 1,404,073. All fractional shares have been rounded up to the next whole share. There is no reduction in the number of the Company’s shareholders of record. The Company’s trading symbol will be MFSTD. The symbol will revert back to MFST twenty (20) business days after the effective date. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse stock split as if such reverse stock split occurred on the first day of the first period presented.

As a result of the aforementioned reverse stock split, additional paid-in-capital was increased by $140,169 and $84,861 as of June 30, 2018 and December 31, 2017 respectively on the balance sheet with a corresponding decrease in the par value of common stock issued as of the same dates.

Subsequent to the quarter ended June 30, 2018 and after the above referenced reverse stock-split, the Company issued an aggregate of 82,188 shares of Common Stock for services rendered by consultants and professionals.

Subsequent to the quarter ended June 30, 2018 and after the above referenced reverse stock-split, the Company issued an aggregate 139,439 shares of Common Stock upon conversions of an aggregate principal amount equal to $4,300 outstanding convertible promissory notes and $217 in accrued interest.

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

Plan of Operation

Medifirst Solutions, Inc. was incorporated in Nevada in November 2010. Our principal executive office is located at 4400 U.S. 9 South, Suite 1000, Freehold NJ, 07726, and our telephone number is (732) 786-8044. Our website address is www.medifirstsolutions.com. The Company began as a development stage company focused on developing products within the healthcare market for both consumer and professional applications. In 2015, the Company made a strategic decision to add laser technology to its health and wellness division and discontinue its efforts with its light therapy and water generator products. Management believed that it was in the best interest of the Company and its shareholders to narrow its focus and business to developing its laser technology, which lasers are expected to target professionals that treat pain and inflammation, as well as cosmetic and skincare related conditions. In connection with the changed focus, the Company began to develop a product that if successfully cleared by the U.S. Food and Drug Administration, was the first in a series of proprietary medical devices for the Company.

Medifirst, through its wholly-owned subsidiary Medical Laser Manufacturer, Inc., entered into an exclusive manufacturing agreement to produce what is now its hand-held mobile laser system known as “The Time Machine Program” for which the Company purchased the registered trademark. In addition, it entered into a Product and Know-How License Agreement (the “License Agreement”) with Laser Lab Corp to license the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers (“TTM Series”). Although the License is not exclusive, Laser Lab Corp may not license the know-how or inventions to a third party and may only directly, or through its wholly-owned subsidiary, use the know-how and inventions. In addition to the license granted to the Company, the License Agreement provides for an option to license other fields of use of the infrared laser in the TTM Series, as well as additional wavelengths and colors, allowing the Company to develop a broader range of product offerings in the future.

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

On April 18, 2018, the Company incorporated a Concierge Concepts Rx (CCRx), in the State of New Jersey, as an 80% majority-owned subsidiary. In consideration for his contribution of know-how, CCRx’s co-founder, Walter Molokie, CCRx has agreed to issue a 20% minority interest in CCRx to Mr. Molokie and/or his designees.

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

Recent Developments

On July 23, 2018, the Company completed a 1-for-1,000 reverse stock split of its issued and outstanding common stock.

Medifirst recently launched Concierge Concepts Rx, a new division focused on the pharmaceutical industry. Concierge Concepts Rx (CCRx) provides unique specialty drug consulting and niche billing services to independent pharmacies and retail pharmacy chains. Specialty drugs can greatly increase revenue for pharmacies that are struggling to maintain profitability. Our services of pharmacy consulting and revenue stream management, utilizing of over 60 years of combined specialty pharmacy and infusion therapy experience, will look to increase profits for these pharmacies. CCRx offers its clients a suite of services that include: clinical review, expedited medical insurance verification and authorization, training for drug dispensing, insurance billing, collections, and reconciliation. The billing services will address any denials and include appeals and re-submissions. CCRx will provide key services to undervalued clients by securing reimbursement of overlooked revenue within the ever-expanding specialty drug segment of the pharmacy market.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Revenues

During the three months ended June 30, 2018 and 2017, the Company’s revenue from the sale of its products was equal to $-0- and $-0-, respectively. The Company is still in developmental stage and does not generate significant revenue.

Expenses

For the three months ended June 30, 2018 and 2017, expenses were $163,036 and $192,853, respectively. The reason for the decrease in expenses was primarily due to substantial decreases in consulting fees and professional fees and lab testing.

Legal, Accounting, Consulting and Professional Fees

For the three months ended June 30, 2018 and 2017 professional fees were $84,782 and $123,955, respectively. The decrease was due to reduced consulting and professional fees incurred during the quarter.

Other Income/(Expense)

For the three months ended June 30, 2018 and 2017, other income was $1 and $75,235, respectively, and other expenses were ($273,292) and ($184,117), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, interest income on investor notes receivable, interest income on savings account, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization.

Net Income/(Loss)

For the three months ended June 30, 2018 and 2017 the Company had a net loss of ($436,327) and ($301,735).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

Revenues

During the six months ended June 30, 2018 and 2017, the Company’s revenue from the sale of its products was equal to $4,550 and $9,995, respectively. The Company is still in developmental stage and does not generate significant revenue.

Expenses

For the six months ended June 30, 2018 and 2017, expenses were $304,130 and $588,174, respectively. The reason for the decrease in expenses was primarily due to substantial decreases in: advertising and promotions costs, consulting fees, professional fees and lab testing.

Legal, Accounting, Consulting and Professional Fees

For the six months ended June 30, 2018 and 2017 professional fees were $159,197 and $437,520 respectively. The decrease was due to significant reductions in consulting and professional fees incurred during the quarter.

Other Income/(Expense)

For the six months ended June 30, 2018 and 2017, other income was $1 and $2,521, respectively, and other expenses were ($430,938) and ($567,422), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, interest income on investor notes receivable, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization.

Net Income/(Loss)

For the six months ended June 30, 2018 and 2017 the Company had a net loss of ($730,896) and ($1,143,433).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At June 30, 2018 and December 31, 2017, our principal sources of liquidity included cash of $172,848 and $287,569, respectively.

As of June 30, 2018, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 6-month period ended June 30, 2018, the Company issued 468,126 shares of Common Stock upon conversions of a principal amount equal to $173,892 of outstanding convertible promissory notes.

During the 6-month period ended June 30, 2018, the Company issued an aggregate of 75,500 shares of Common Stock for consulting services.

Subsequent to June 30, 2018, the Company issued 139,439 shares of Common Stock upon conversions of an aggregate principal amount of $4,300 of outstanding convertible promissory notes and $217.47 in accrued interest thereon.

Subsequent to June 30, 2018, the Company issued an aggregate of 82,188 shares of Common Stock for consulting services.

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

August 20, 2018	By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)