Form 10-Q
period 2018-09-30
Medifirst Solutions, Inc.
filed 2018-11-19
CIK 1522704

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

000-55465

MEDIFIRST SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3888260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South, Suite 1000, Freehold NJ	07728
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 732-786-8044

(Former name, former address and former fiscal year, if changed since last report) N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2018, there were 2,889,851 shares of Common Stock, $0.0001 par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018	3

Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2018 and 2017	4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017	5

Notes to Consolidated Financial Statements	6 - 22

Medifirst Solutions, Inc.

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS

Current Assets:
Cash	$77,714	$287,569
Inventory	33,056	33,435
Prepaid items	-	-
Total current assets	110,770	321,004

Property, Plant and Equipment, net	752	1,232

Other Assets
Security Deposit	650	650
Intangible Asset -License Agreement, net	105,002	116,252
Total other assets	105,652	116,902

Total Assets	$217,174	$439,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$186,753	$97,621
Accrued expenses - officer’s compensation	390,283	401,079
Due to related party	8,921	8,921
Loans payable - stockholders	7,789	14,499
Note Payable for license agreement	-	-
Convertible notes payable	548,451	280,351
Convertible notes payable - related party	68,040	133,750
Derivative Liabilities	211,955	251,886
Total current liabilities	1,422,192	1,188,107

Commitments & Contingencies (Note 8)	-	-

Stockholders’ Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 8,000 and 8,000 shares issued and outstanding, respectively	1	1
Common stock, $0.0001 par value; 4,000,000,000 shares authorized, 2,464,881 and 849,437 shares issued and outstanding, respectively	246	85
Additional paid in capital	3,230,822	2,916,024
Accumulated deficit	(4,436,137)	(3,665,129)
Total Stockholders’ Equity	(1,205,018)	(748,969)

Total Liabilities & Stockholders’ Equity	$217,174	$439,138

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Product sales, net	-	20,000	4,550	29,995
Consulting Income	11,500	-	11,500	-
	11,500	20,000	16,050	29,995
Cost of goods sold	-	705	379	1,058
Gross income	11,500	19,295	15,671	28,937

Expenses:
Officer’s compensation	37,500	25,000	112,500	75,000
Advertising and promotion	940	35,503	3,533	61,385
Computer and internet	327	668	706	3,310
Consulting fees	51,084	87,400	133,287	350,600
Professional fees	22,884	23,823	99,878	198,143
Rent	6,522	6,222	18,866	13,866
Travel	1,337	642	6,776	9,823
Lab testing	-	-	-	8,175
Dues and subscriptions	478	1,186	1,938	3,450
Other	27,516	17,283	75,234	62,149
	148,588	197,727	452,718	785,901

Net loss from Operations before other income, expenses	(137,088)	(178,432)	(437,047)	(756,964)

Other income and (expense)
Interest expense	(285,047)	(62,003)	(575,882)	(337,154)
Interest income	1	8,920	2	11,441
Gain on extinguishment of debt	11,775		11,775	-
Change in fair value -derivatives	370,247	(1,113)	230,144	(293,384)

Net loss before provision for income tax	$(40,112)	$(232,628)	$(771,008)	$(1,376,061)

Provision for income taxes	-	-	-	-

Net Loss	$(40,112)	$(232,628)	$(771,008)	$(1,376,061)

Loss per common share - Basic and fully diluted	$(0.02)	$(0.37)	$(0.56)	$(2.85)

Weighted average number of shares outstanding - Basic and fully diluted	1,828,726	630,071	1,379,162	482,717

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017

Cash flows from operating activities:
Net loss	$(771,008)	$(1,376,061)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	11,730	17,980
Gain on debt settlement	(11,775)	-
Stock Based Compensation	82,133	431,925
Change in assets and liabilities
Accrued interest receivable	-	(11,441)
Accounts payable and accrued expenses	78,336	75,940
Change in fair value - derivatives	(230,144)	293,384
Amortization of debt discount & other financing costs	526,504	257,323
Related party and stockholder’s loan	(6,710)	-
Prepaid expenses	-	15,720
Inventory	379	(13,862)
Net cash used by operating activities	(320,555)	(309,092)

Cash flows from investing activities:
None	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from stockholder loan	-	5,000
Principal payments on debt	(20,550)	-
Proceeds from sale of Convertible notes payable	131,250	556,250
Net cash provided by financing activities	110,700	561,250

Net increase (decrease) in cash	(209,855)	252,158
Cash at beginning of period	287,569	165,017
Cash at end of period	$77,714	$417,175

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$651	$1,276

Non-cash investing and financing activities:
Common stock issued for convertible debt-related party	$25,160	$-

Common stock issued for note interest and note conversions	$-	$1,070,846

Derivative liability extinguished upon conversion	$123,602	$-

Common stock issued for convertible debt with derivatives	$109,224	$-

Preferred stock exchanged for common stock	$-	$905

Accounts Payable exchanged for promissory note	$-	$15,000

Note receivable - investor unfunded note payable	$-	$506,230

Related party note reclassified to promissory note	$20,000	$-

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

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

On April 18, 2018, the Company incorporated Concierge Concepts Rx (CCRx), in the State of New Jersey, to be an 80% majority-owned subsidiary. In consideration for his contribution of know-how, CCRx’s co-founder, Walter Molokie, CCRx has agreed to issue a 20% minority interest in CCRx to Mr. Molokie and/or his designees.On July 1, 2018 the Company acquired 100% of the equity interest in Concierge Concepts Rx, Inc. (“CCRx”) with the total purchase price of $20. The fair value of the acquired entity was $20 since the entity was just recently formed and had no identifiable assets or liabilities.The $20 cash payment is for the purchase of CCRx common stock upon acquisition. Medifirst launched Concierge Concepts Rx, a new division focused on the pharmaceutical industry.CCRx that provides unique specialty drug consulting and niche billing services to independent pharmacies and retail pharmacy chains. This division commenced operations in the quarter ended September 30, 2018 with limited activity and is included in the accompanying consolidated financial statements.

The Consolidated financial statements include the accounts of MSI and its wholly owned subsidiaries, MLM and CCRx. All material intercompany balances and transactions have been eliminated in consolidation.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Medifirst Solutions Inc. and its wholly owned subsidiary (Medical Laser Manufactures, Inc., (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2018, the consolidated results of its operations for the three-month period ended September 30, 2017 and 2018 and and nine-month period ended September 30, 2017 and 2018, and the consolidated cash flows for the nine-month periods ended September 30, 2017 and 2018 .. The results of operations for the three-month period ended September 30, 2018 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year then ended.

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of September 30, 2018 or December 31, 2017. There are no customer account receivables as of September 30, 2018 or December 31, 2017.

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

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. On September 15, 2017 the Note was amended to include provisions to allow coversion of the Note into common stock of the Company. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company’s common stock. On January 31, 2018, $7,500 in principal on this note was satisfied by the conversion into 30,000,000 shares of the Company’s common stock. On March 2, 2018, another $7,500 in principal on this note was satisfied by the conversion into 30,000,000 shares of the Company’s common stock During the quarter ended June 30, 2018, the original noteholder assigned $20,000 in principal to an unrelated third-party. The principal balance on this note as of September 30, 2018 is $68,040 to the original noteholder and $17,900 in principal balance to the new unrelated third-party noteholder. Various principal paydowns and conversions to common stock took place on these two notes during the quarted ended September 30, 2018.

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

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As described in Note 5 to the financial statements, as of September 30, 2018, convertible debt can be converted into approximately 768,596 shares of common stock.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of September\ 30, 2018, and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018, the Company had $77,714 in cash equivalents.

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
September 30, 2018

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

Company is currently an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act and the extended transition period applies to all aforementioned ASUs, until such time as the Company is no longer an “emerging growth company”.

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Computer equipment	$8,956	$8,956
Less: accumulated depreciation	(8,205)	(7,725)

	$752	$1,232

Depreciation expense was $480 and $480, for the nine months ended September 30, 2018 and 2017 respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at September 30, 2018 and December 31, 2017, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended September 30, 2018 and 2017 a stockholder of the Company advanced the Company $-0- and $-0- respectively. The loan has a balance of $8,955 at September 30, 2018 and December 31, 2017, respectively. The loan bears no interest and is payable on demand.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company’s common stock at $0.0001 per share. Subsequently, in 2014, in a private transactions, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500 shares of the Company’s common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400 shares of the Company’s common stock. At September 30, 2018 and December 31, 2017, the loan balance was $100 and $100, respectively.

At September 30, 2018 and December 31, 2017, the Company was indebted to a stockholder in the amount of $1,000 and $1,500, respectively. The loan has an interest rate of 26.7%. In February 2017 the note was sold to another investor and that noteholder converted $500 in principal into 5,000 shares of common stock. Principal and accrued interest were due and payable on January 1, 2014.

In February 2016, the Company issued a promissory note to a stockholder in the amount of $7,000 with interest at the rate of 6% per annum. On September 6, 2016 the note holder converted the entire principal balance and accrued interest into common stock and therefore at September 30, 2018 there is no principal balance remaining on the note.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

Note 5. CONVERTIBLE NOTES PAYABLE

Note Payable-BS

In March 2011, the Company issued $800 aggregate principal amount of 6% convertible notes due in January 2012. Interest on the notes accrue at the rate of 6% per annum and are payable when the notes mature. The notes matured prior to conversion but have not been repaid. Interest continues to accrue at the rate of 6% per annum.

The holder of one of the notes converted $110 of note principal into 1,100 shares of common stock as follows:

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

Subsequent to these conversions there remains $125 in note principal outstanding at September 30, 2018.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400 shares of the Company’s common stock at $0.0006 per share. At September 30, 2018 and December 31 2017, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company’s common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 246,242 shares at September 30, 2018 and 84,859 shares at December 31, 2017.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

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

The holder of the note converted $1,010 of note principal into 1,010 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
December 2012	$150	$0.001	150
January 2013	$660	$0.001	660
March 2013	$200	$0.001	200

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

In October 2014, the note holder converted $1,100 of note principal into 1,100 of the Company’s common stock.The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 246,242 shares at September 30, 2018 and 84,858,757 shares at December 31, 2017.

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company’s common stock. At September 30, 2018 and December 31, 2017, the remaining principal balance on this portion of the note is $715 and $715 respectively.

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company’s common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. During January 2017, the current noteholder converted $1,100 in principal balance into 11,000 shares of common stock. During the same period, the current noteholder transfered $600 of the remaining principal balance to another investor who then converted the entire principal balance he received into 6,000 shares of common stock. During April 2017, the current notholder converted $410 of remaining principal into 6,000 shares of common stock. There remains $890 in principal balance at September 30, 2018 with the current noteholder and $890 in principal balance with the original noteholder at December 31, 2017.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

Convertible Note Payable-LGC (8%)

On January 7 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). Under the Purchase Agreement, on March 15, 2016 and June 15, 2016, the Company and the Investor conducted additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46, 803, respectively (see Convertible Notes Payable-LGC (8%) BEN below). During the quarter ended March 31, 2017 the noteholder converted the entire principal balance into 62,068 shares of common stock and therefore there is no principle balance outstanding at September 30, 2018 and December 31, 2017.

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

In accordance with the terms of the Purchase Agreement, the investor and the Company closed on the two outstanding notes ($50,000 and $46,803) in May and June 2016 when the Company received the cash funding. During April 2017 the noteholder converted the entire principal balance of the $50,000 note into common stock of the Company. During June 2017 the noteholder converted $16,000 of the remaining principal of the $46,803 note into common stock of the Company. In July and September 2017 the noteholder converted the remaining $30,803 of the note’s principal balance into common stock. As a result, there is no principal balance remaining on either note as of September 30, 2018 and December 31, 2017.

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 (“the Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. During the quarter ended March 31, 2017 the noteholder converted $32,298 of the principle balance into 23,490 shares of common stock thereby leaving a principal balance of $25,452 on the note at December 31, 2017. During the first quarter of 2018, the noteholder converted $23,000 of the principle balance into 122,727 shares of common stock thereby leaving a principal balance of $2,452 on the note at June 30, 2018. During the quarter ended September 30, 2018, the noteholder converted the remaing balance of the note into 148,316 shares on common leaving no balance due on the note as of September 30, 2018. There is $12,896 in accrued interest and penalty assessments on this note as of September 30, 2018 which is included in accrued expenses payable on the balance sheet,

Convertible Notes Payable-BBCG (9%)

On October 11, 2016, the Company issued to an Investor a convertible note in the principal amount of $157,895 (“the Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. The note contains an original issue discount in the amount of $7,895. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 57.5% of the lowest trading price for the twenty prior trading days including the date of conversion. During April and June of 2017, the noteholder converted the entire remaining principal balance of the note into common stock of the Company. There is no principal balance remaining on the note as of September 30, 2018 and December 31, 2017.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

Convertible Notes Payable - Funding (8%)

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

During the quarter ended December 31, 2017 (after the six-month waiting period) the holder of the original note in the principal amount of $131,250 converted $21,500 and $15,350 of the note’s principal balance into 35,058 and 39,714 shares of the Company’s common stock, respectively. The principal balance remaining on this convertible note is $94,400 as of December 31,2017. During the quarter ended March 31, 2018 the holder of the original note converted, through four separate conversion transactions, a total of $38,870 of the note’s principal balance into total of 193,384 shares of the Company’s common stock. During the quarter ended June 30, 2018 the holder of the original note converted $10,030 of the note’s principal balance into total of 62,015 shares of the Company’s common stock.During the quarter ended September 30, 2018 the holder of the original note converted $2,200 of the note’s principal balance into total of 69,439 shares of the Company’s common stock.The principal balance remaining on this convertible note is $43,300 as of September 30,2018.

Convertible Notes Payable - JR (5%)

On August 2, 2017 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $50,000 . The note matures on August 2, 2018 and bears interest at 5%. The note holder has has the right at any time on or after the day that is six months from August 2, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at a fixed price of .003 per share. The entire principal balance of $50,000 is outstanding as of September 30, 2018 and December 31, 2017

Convertible Notes Payable - MLM (10%)

As more fuly described in Note 1 to the financial statements, on March 8th 2016 (with an effective date of October 1, 2015), the company, through it’s sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. During the quarter-ended June 30, 2017, $18,986 in accrued interest was satisfied through the issuance of 17,273 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow coversion of the Note into common stock of the Company. At such time the Note was valued with it’s embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock leaving a balance on the note of $133,750 at December 31, 2017. During the quarter-ended March 31, 2018, $15,000 in principal on this note was satisfied by the conversion into 60,000 shares of the Company’s common stock. During the quarter-ended June 30, 2018, $7,500 in principal on this note was converted into 30,000 shares of the company’s common stock. In addition, on May 26, 2018, the original note holder sold $20,000 in principal to an unrelated third-party investor with the sames terms as the original note thereby leaving a balance on the original note of $80,250 at June 30, 2018 and a balance of $20,000 to the new third-party noteholder. During the nine months-ended September 30, 2018 the Company made cash paydowns on the note in the amount of $11,550 and in addition, the noteholder converted $2,660 in principal balance into 140,000 shares of common stock. The ending principal balnce on this note at September 30, 2018 is $68,040 to the original noteholder. During the quarter-ended September 30, 2018 the unrelated third-party noteholder converted $2,100 in principal balance into 70,000 shares of the Company’s common stock thereby leaving a principal balance to this unrealted noteholder in the amount of $17.900.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

Convertible Notes Payable - LG (8%) (Notes 5 & 6)

On January 25, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $78,750. The note matures on January 25, 2019 and bears interest at 8%. The note holder has has the right at any time on or after the day that is six months from January 25, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $78,750 is outstanding as of September 30, 2018. The embedded derivative and related derivative discount on this convertible note, although not convertible during the six months ended June 30, 2018, has nonetheless been valued and recorded on the books as of April 1, 2018 in accordance with ASC 815.

On June 4, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $52,500. The note matures on June 4, 2019 and bears interest at 8%. The note holder has has the right at any time on or after the day that is six months from June 4, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $52,500 is outstanding as of September 30, 2018. The embedded derivative and related derivative discount on this convertible note, although not convertible during the six months ended June 30, 2018, has nonetheless been valued and recorded on the books as of June 4, 2018 in accordance with ASC 815.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at September 30, 2018 as follows:

9/30/2018	Remaining	Original		Deferred	Total
	Principal	Issue	Derivative	Financing	Convertible	Derivative
Debt	Amount	Discount	Discount	Costs	Notes Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - SD	15,000				15,000
Note Payable - NW	715				715
Note Payable - MC #2	890				890
Convertible Note Payable - JR (5%)	50,000				50,000
Convertible Note Payable - HG (10%)	17,900				17,900
Convertible Note Payable - CB (5%)	-				-	1,115
Convertible Notes Payable- SO (8%)	-				-	-
Convertible Note Payable - LGC (8%) 1	43,300				43,300	26,128
Convertible Note Payable - LGC (8%) 2	125,000		-		125,000	30,623
Convertible Note Payable - LGC (8%) 3	125,000		-	-	125,000	30,577
Convertible Note Payable - LGC (8%) 4	125,000		-	-	125,000	30,528
Convertible Note Payable - MLM (10%) (Related party)	68,040		-		68,040	41,967
Convertible Note Payable - LGC (8%) 5	78,750		(47,012)	(1,657)	30,081	21,814
Convertible Note Payable - LGC (8%) 6	52,500		(35,688)	(1,432)	15,380	29,203
	$702,280	$-	$(82,700)	$(3,089)	$616,491	$211,955

As of September 30, 2018, the convertible notes payable can be converted into approximately 768,596 shares of common stock.

Note 6. DERIVATIVES AND FAIR VALUE INSTRUMENTS

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016, the 9% Convertible Note payable issued October 1, 2016 and the 8% Convertible Notes Payable issued January 25, 2018 and June 4, 2018. Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date. The Company records the fair value of the Convertible Notes Payable and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Change in Fair Value - derivatives.” These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

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

As of September 30, 2018 the Company’s derivative financial instruments included:

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

The 5% Convertible Note Payable and the 8% Convertible Notes Payable and the 9% convertible note payable are valued at September 30,2018. The following assumptions were used for the valuation of the embedded derivative:

- The post reverse split (1,000:1) stock price of $0.40 increased to $0.525 in this period (basis for the variable conversion price) would fluctuate with the Company projected volatility;

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

- The monthly trading volume would average $478,108 (rounded) as of 9/30/2018 and would increase at 5% per month;ownership limits conversion across LG’s notes based on 4.99% with shares outstanding increasing monthly by 1%.

- The variable conversion price of 50% to 58% over 3 to 20 trading days would have effective rates of 41.52% to 56.23%;

- The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

- The projected annual volatility for each valuation period was based on the historical volatility of the company:

6/30/2018	173%	8/21/2018	334%
7/25/2018	392%	8/27/2018	338%
7/27/2018	439%	8/30/2018	326%
7/31/2018	295%	9/6/2018	340%
7/31/2018	485%	9/18/2018	337%
8/6/2018	610%	9/20/2018	337%
8/21/2018	334%	9/24/2018	337%
		9/30/2018	340%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at September 30, 2018 as follows:

9/30/2018						Quarter	Quarter	Ended		Quarter	Quarter	Ended		Quarter	Ended
					Derivative	Ended	Ended	March 31,	Derivative	Ended	Ended	June 30,	Derivative	Ended	September 30,	Derivative
Convertible	Derivative Treatment	Maturity	Principal Note	Original Derivative	Valuation December 31,	March 31, 2018	March 31, 2018	2018 Mark-to-	Valuation March 31,	June 30, 2018	June 30, 2018	2018 Mark-to-	Valuation June 30,	September 30, 2018	2018 Mark-to-	Valuation September 30,
Note	Date	Date	Amount	Valuation	2017	Issuances	Conversions	Market	2018	Issuances	Conversions	Market	2018	Conversions	Market	2018

8% Convertible Note Payable- issued 5/2/2016	10/1/2016	5/2/2017	$57,750	$58,355	$24,925		$(26,745)	$5,123	$3,303			$(665)	$2,638	$(2,740)	$102	$-

5 % Convertible Note- Payable - issued 6/12/2015	4/12/2016	1/7/2017	35,863	37,827	$832		$-	305	$1,137			(233)	$904		211	$1,115

9% Convertible Notes Payable- issued 10/01/2016	3/26/2017	3/27/2018	157,895	56,956	$-				$-				$-			$-

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	105,000	87,287	-				$-				$-			$-

8% Convertible Notes Payable- issued January 7, 2016	1/7/2016	1/7/2017	50,000	15,803	$-				$-				$-			$-

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	3/7/2017	50,000	87,538	$-				$-				$-			$-

8% Convertible Notes Payable- issued March 7, 2016	3/7/2016	1/7/2017	46,803	82,115	$-				$-				$-			$-

8% Convertible Notes Payable- issued May 1, 2016	10/28/2017	5/1/2018	131,250	103,294	$52,989		$(31,013)	8,541	$30,517		$(9,148)	17,439	$38,808	$(1,605)	(11,075)	$26,128

8% Convertible Notes Payable- issued June 7, 2016	12/4/2017	6/7/2018	125,000	90,596	$64,458			(14,452)	$50,006			55,818	$105,824		(75,201)	$30,623

10% Convertible Notes Payable- issued March 8, 2016	9/15/2017	9/8/2018	150,000	167,164	$108,682		$(19,359)	23,426	$112,749		$(26,895)	44,802	$130,656	$(17,872)	(70,817)	$41,967

8% Convertible Notes Payable- issued August 15, 2017	4/1/2018	8/15/2018	125,000	108,878	$-				$-	108,878		(3,760)	$105,118		(74,541)	$30,577

8% Convertible Notes Payable- issued July 10, 2017	4/1/2018	7/10/2018	125,000	108,061	$-				$-	108,061		3,092	$111,153		(80,625)	$30,528

8% Convertible Notes Payable- issued January 25, 2018	4/1/2018	1/25/2019	78,750	65,896	$-				$-	65,896		135	$66,031		(44,217)	$21,814

8% Convertible Notes Payable- issued June 4, 2017	6/4/2018	6/4/2018	52,500	42,755	$-				$-	42,755		532	$43,287		(14,084)	$29,203

			$1,290,811	$1,112,525	$251,886	$-	$(77,117)	$22,943	$197,712	$325,590	$(36,043)	$117,160	$604,419	$(22,217)	$(370,247)	$211,955

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

The Company’s mark-to-market fair value adjustment ((income)/expense) for the quarter ended September 30, 2018 totaled ($370,247).

Note 7. STOCKHOLDERS’ EQUITY

Effective July 23, 2018, the Company effected a 1-for-1,000 reverse stock split of its issued and outstanding common stock. The number of shares of common stock issued and outstanding post- reverse stock split is 1,404,073. All fractional shares have been rounded up to the next whole share. There is no reduction in the number of the Company’s shareholders of record. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse stock split as if such reverse stock split occurred on the first day of the first period presented. As a result of the aforementioned reverse stock split, additional paid-in-capital was increased by $140,169 and $84,861 as of September 30, 2018 and December 31, 2017 respectively on the balance sheet with a corresponding decrease in the par value of common stock issued as of the same dates.

The Company has authorized 4,000,000,000 shares of common stock with a par value of $0.0001 per share. Effective September 19, 2017, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 4,000,000,000 shares. There were 2,464,881 and 849,437 shares of common stock issued and outstanding at September 30, 2018 and December 31, 2017, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At September 30, 2018 and December 31, 2017, there were 500,000 shares of Series A preferred stock issued and outstanding respectively. The preferred stock has preferential voting rights of 2,000 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At December 31, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at December 31, 2016. The Series B preferred stock has no voting rights. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred shares were converted into common stock in accordance with the terms of the Series B preferred stock. As of result there were 8,000 shares of Series B preferred shares outstanding at September 30, 2018. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

During the quarter ended March 31, 2017, the Company issued an aggregate 43,000 shares of common stock at prices ranging from $0.0028 to $0.0094 per share for services provided to the Company.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

During the quarter ended March 31, 2017, the Company issued an aggregate 112,498 shares of common stock at prices ranging from $0.0001 to $0.0028 per share as partial conversion of notes.

During the quarter ended March 31, 2017, the Company issued an aggregate 9,050 shares of common stock for conversion of 18,100 shares of Preferred Series B stock.

During the quarter ended June 30, 2017, the Company issued an aggregate 33,000 shares of common stock at prices ranging from $0.0022 to $0.0028 per share for services provided to the Company.

During the quarter ended June 30, 2017, the Company issued an aggregate 177,072 shares of common stock at prices ranging from $0.0001 to $0.0028 per share as partial conversion of notes and accrued interest.

During the quarter ended June 30, 2017, the Company issued an aggregate 450,000 shares of Preferred Series A stock at par of $.0001.

During the quarter ended September 30, 2017, the Company issued an aggregate 41,000 shares of common stock at prices ranging from $0.0002 to $0.0021 per share for services provided to the Company.

During the quarter ended September 30, 2017, the Company issued an aggregate 62,196 shares of common stock at prices ranging from $0.00065 to $0.00099 per share as partial conversion of notes and accrued interest.

During the quarter ended December 31, 2017, the Company issued an aggregate 71,000 shares of common stock at prices ranging from $0.0006 to $0.0011 per share for services provided to the Company.

During the quarter ended December 31, 2017, the Company issued an aggregate 74,772 shares of common stock at prices ranging from $0.0004 to $0.0006 per share as partial conversion of notes and accrued interest.

During the quarter ended March 31, 2018, the Company issued an aggregate 18,000 shares of common stock at prices ranging from $0.0006 to $0.0011 per share for services provided to the Company.

During the quarter ended March 31, 2018, the Company issued an aggregate 376,111 shares of common stock at prices ranging from $0.0004 to $0.0006 per share as partial conversion of notes and accrued interest.

During the quarter ended June 30, 2018, the Company issued an aggregate 67,500 shares of common stock at prices ranging from $0.0004 to $0.0004 per share for services provided to the Company.

During the quarter ended June 30, 2018, the Company issued an aggregate 92,015 shares of common stock at prices ranging from $0.000174 to $0.00025 per share as partial conversion of notes and accrued interest.

During the quarter ended September 30, 2018, the Company issued an aggregate 634,053 shares of common stock at prices ranging from $0.0525 to $0.18 per share for services provided to the Company.

During the quarter ended September 30, 2018, the Company issued an aggregate 427,755 shares of common stock at prices ranging from $0.0190 to $0.1173 per share as partial conversion of notes and accrued interest.

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company’s President and stockholder for $525 per month which amounted to $1,575 or the quarter ended September 30, 2018. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the quarter ended September 30, 2018 was $297. On September 12th 2016 the Company entered into a commercial lease agreement for office premises at an original cost of $650 per month for a one-year term with the option to renew for one extended term of three years. In July 2017 the Company leased additional space at this location thereby increasing the monthly rent to $1,550. The cost of this space for the quarter ended September 30, 2018 was $4,650. A new lease was signed in March 2018 for the same space. The following are the minimum required lease payments under the lease for the next four years:

2018	17,900
2019	24,600
2020	24,600
2021	4,100

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

Total rent expense for the nine months ended September 30, 2018 and 2017 was $18,866 and $13,866 respectively.

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

The Company’s deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized. As of September 30, 2018, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes and has therefore recorded a full valuation allowance.

Note 10. RELATED PARTY TRANSACTIONS

In August 2015, the Company acquired 100% of the issued and outstanding common stock of Medical Lasers Manufacturer, Inc. (“MLM”) from a stockholder and officer of the Company for 20,000 common shares which were valued at $0.001 per share. All intercompany transactions were eliminated during consolidation.

As more fully described in Notes 3 and 4 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of the following:

	September 30	December 31
	2018	2017
Due to Related Party	$8,921	$8,921
Due to officer/stockholder	8,955	8,398
Due to other stockholders	3,100	6,790
Total Related Party Obligations	$20,976	$24,109

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company’s CEO is $100,000 per annum which has been accrued for the years ended December 31, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. During the year ended December 31, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015. In the quarter ended June 30, 2017, $45 in accrued CEO compensation was converted to Series A Preferred shares. During the quarter ended September 30, 2017, $25,500 in accrued compensation was paid to the CEO. Effective October 1, 2017, the employement agreement between the Company and it’s CEO was amended to increase the annual salary to $150,000. During the quarter ended December 31, 2017 $44,673 in accrued compensation was paid to the CEO. As of September 30, 2018, the company owes accrued compensation to it’s CEO in the amount of $390,283.

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

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

As more fully described in Note 1-Intangible Asset-Licensing Agreement, on March 8th 2016 (with an effective date of October 1, 2015) the Company entered into a Licensing Agreement with a Florida Corporation (Licensor) that is owned by a related party. The Company issued 25,000 shares of Series B Preferred stock to the Licensor as partial consideration for the Licensing agreement plus a $150,000 promissory note to the Licensor for the balance of the consideration. During the quarter-ended March 31, 2016, 3,400 shares of Series B Preferred stock were converted into 1,700 shares of common stock in accordance with the terms of the Series B Preferred stock. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred stock was converted into 9,050 shares of common stock in accordance with the terms of the Series B Preferred stock.

As more fuly described in Note 1 and Note 5 to the financial statements, $18,986 in accrued interest on the $150,000 note was satisfied through the issuance of 17,273 shares of the Company’s common stock.On September 15, 2017 the Note was amended to include provisions to allow coversion of the Note into common stock of the Company. At such time the Note was valued with it’s embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock. During the quarter ended March 31, 2018, $15,000 in principal on this note was satisfied by the conversion into 60,000 shares of the Company’s common stock. During the quarter ended June 30, 2018, $7,500 in principal on this note was satisfied by the conversion into 30,000 shares of the Company’s common stock. During the quarter ended June 30, 2018 the original related-party noteholder sold $20,000 in principal on this note to an unrelated third party investor thereby leaving $80,250 in principal balance due to the related party original noteholder and $20,000 in principal due to the unrelated third-party investor. During the quarter-ended September 30, 2018 the Company made cash paydowns on the note in the amount of $11,550 and in addition, the noteholder converted $2,660 in principal balance into 140,000 shares of common stock. The ending principal balnce on this note at September 30, 2018 is $68,040 to the original noteholder. During the quarter-ended September 30, 2018 the unrelated third-party noteholder converted $2,100 in principal balance into 70,000 shares of the Company’s common stock thereby leaving a principal balance to this unrealted noteholder in the amount of $17.900.

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $4,436,137 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of it’s flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. Management believes the Company’s present cash and cash equivalents will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued unless the Company received additional funding.

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

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018

During the quarter ended June 30, 2018, the Company issued from the 2018 Plan a total of 17,500 shares of common stock to non-employees for services rendered. As of June 30, 2018 there is a balance of 170,500 shares available for future issuance under the Medifirst Solutions, Inc. 2018 Equity Incentive Plan.

During the quarter ended September 30, 2018, there were no issuances from the 2018 Plan and therefore as of September 30, 2018 there is a balance of 170,500 shares available for future issuance under the Medifirst Solutions, Inc. 2018 Equity Incentive Plan.

Note 13. SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2018 the Company issued an aggregate 424,970 shares of Common Stock upon conversions of an aggregate principal amount equal to $8,010 outstanding convertible promissory notes and $478 in accrued interest.

On October 5, 2018, the Company entered into a Securities Purchase Agreement with an investor to issue a convertible promissory note in the amount of $58,000. The note pays 8% interest per annum and matures on April 1, 2020. After six months from the date of the note, the investor may convert the principal balance into common stock of the Company. On October 5th 2018, the cash funding was received by the Company and the convertible note was issued.

Designation and Issuance of Series C Preferred Stock:

On October 12, 2018, the Company with the State of Nevada a certificate of designation (the “Certificate of Designation”) pursuant to which the Company designated a new class of preferred stock as the Company’s Series C Convertible Preferred Stock (“Series C Preferred”) having a $100.00 stated value per share (“Stated Value”). The Company designated 5,000 shares of Series C Preferred. Subject to a beneficial ownership limitation equal to 4.99%, each share of Series C Preferred is convertible into 25,000 shares of the Common Stock. Holders of Series C Preferred are not entitled to receive dividends. In the event of any liquidation, dissolution or winding up of the Company, holders of Series C Preferred are entitled to distributions from the assets in an amount equal to, or if less, on a prorated basis, the Stated Value per share of Series C Preferred held by such holders. Holders of Series C Preferred are entitled to vote, on an as-converted basis, together with holders of Common Stock on all actions to be taken by the shareholder of the Company.

On October 12, 2018, the Company satisfied various obligations owed to the Company’s medical director, Dr. Rubin, by issuing fifteen shares of Series C Preferred to Dr. Rubin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report, unless the context indicates otherwise, the terms “Medifirst,” “Company,” “we,” “us,” and “our” refer to Medifirst Solutions, Inc., a Nevada corporation, and its subsidiaries, Medical Lasers Manufacturer, Inc., a Nevada corporation, and Concierge Concepts Rx (CCRx), a New Jersey corporation.

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

Medifirst plans to launch a division called US Pharma, focused on the production, marketing, licensing and white-labeling all natural organic products. The company is currently evaluating products containing the active ingredient cannabidiol oil (CBD) which has been widely reported and shown to have effective medicinal usages. There has been a strong movement to make CBD products legal in all 50 states. The Farm Bill which would make CBD and Hemp legal, we believe, is expected to pass by the end of 2018.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenues

During the three months ended September 30, 2018 and 2017, the Company’s revenue from the sale of its products was equal to $-0- and $20,000 respectively. The Company had $11,500 in consulting revenue for the three months ended September 30, 2018. The Company is still in developmental stage and does not generate significant revenue.

Expenses

For the three months ended September 30, 2018 and 2017, expenses were $148,588 and $197,727, respectively. The reason for the decrease in expenses was primarily due to substantial decreases in advertising and promotion expenses and consulting fees.

Legal, Accounting, Consulting and Professional Fees

For the three months ended September 30, 2018 and 2017 professional and consulting fees were a combined $73,968 and $111,223, respectively. The decrease was due to reduced consulting and professional fees incurred during the quarter.

Other Income/(Expense)

For the three months ended September 30, 2018 and 2017, other income was $382,023 and $8,920, respectively, and other expenses were ($285,047) and ($63,116), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, interest income on investor notes receivable, amortization of original issue discount, amortization of deferred financing costs, derivative discount amortization and gain on debt settlement.

Net Income/(Loss)

For the three months ended September 30, 2018 and 2017 the Company had a net loss of ($40,112) and ($232,628).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenues

During the nine months ended September 30, 2018 and 2017, the Company’s revenue from the sale of its products was equal to $4,550 and $29,995, respectively. The Company had $11,500 in consulting revenue for the three nine months ended September 30, 2018. The Company is still in developmental stage and does not generate significant revenue.

Expenses

For the nine months ended September 30, 2018 and 2017, expenses were $452,718 and $785,901, respectively. The reason for the decrease in expenses was primarily due to substantial decreases in: advertising and promotions costs, consulting fees, and professional fees.

Legal, Accounting, Consulting and Professional Fees

For the nine months ended September 30, 2018 and 2017 professional fees and consulting fees were a combined $233,165 and $548,743 respectively. The decrease was due to a substantial reduction in consulting and professional fees for the quarter.

Other Income/(Expense)

For the nine months ended September 30, 2018 and 2017, other income was $241,291 and $11,441, respectively, and other expenses were ($575,882) and ($630,538), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, interest income on investor notes receivable, amortization of original issue discount, amortization of deferred financing costs, derivative discount amortization and gain on debt settlement.

Net Income/(Loss)

For the nine months ended September 30, 2018 and 2017 the Company had a net loss of ($771,008) and ($1,376,061).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At September 30, 2018 and December 31, 2017, our principal sources of liquidity included cash of $77,714 and $287,569, respectively.

As of September 30, 2018, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 9-month period ended September 30, 2018, the Company issued 895,881 shares of Common Stock upon conversions of a principal amount equal to $109,224 of outstanding convertible promissory notes.

During the 9-month period ended September 30, 2018, the Company issued an aggregate of 719,553 shares of Common Stock for consulting services.

Subsequent to September 30, 2018, the Company issued 424,970 shares of Common Stock upon conversions of an aggregate principal amount of $8,010 of outstanding convertible promissory notes and $478 in accrued interest thereon.

Subsequent to September 30, 2018, the Company issued an aggregate of -0- shares of Common Stock for consulting services.

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

November 19, 2018	By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)