Form 10-K
period 2018-12-31
Medifirst Solutions, Inc.
filed 2019-04-15
CIK 1522704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018: $491,063

As of April 12, 2019, there were 5,808,883 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference: None

i

In this report, unless the context indicates otherwise, the terms “Medifirst,” “Company,” “we,” “us,” and “our” refer to Medifirst Solutions, Inc., a Nevada corporation, its wholly-owned subsidiary, Medical Lasers Manufacturer, Inc., a Nevada corporation, its wholly-owned subsidiary, Concierge Concepts Rx Inc., a New Jersey corporation, and its 51% majority-owned subsidiary, USA Pharma Corporation, a New Jersey Corporation.

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

On July 8, 2016, we received clearance from the FDA to market its infrared Time Machine TTML-8102000 Laser Thermal Therapeutic Device (TM Laser). The FDA does not give advance notice or define a timeline during their evaluation for 510(k) clearance. Generally, when 510(k) clearance is granted, an early stage medical device company, such as Medifirst, is required to put together an infrastructure, including (i) new office space, (ii) instituting FDA controls and procedures, (iii) fine-tuning manufacturing, (iv) building and executing on sales strategies, (v) producing custom-made cases and packaging for the medical device, and (vi) aligning all staffing, consulting and personnel needs. As Medifirst was aware that the FDA time frame was unknown and 510(k) clearance was not guaranteed, we intentionally delayed the aggressive expansion of our operations and production before successfully receiving clearance to begin sales. The U.S., as well as countries across the globe, are currently facing a critical opioid addiction crisis, one that has reached epidemic proportions. The need is greater than ever for effective natural and non-invasive means to help people who suffer from pain and chronic pain. Globally, it is estimated that 1.5 billion people suffer from moderate to severe chronic pain. Pain is the leading cause of disability in the U.S., affecting, according to industry reports we believe up to 116 million adults, more than heart disease, cancer and diabetes combined. Pain continues to represent major clinical, social and economic challenges. Despite two decades of intensive R&D efforts, commercialization of new products targeting pain management has been limited. The opioid and narcotics addiction is often a hidden secret amongst families due to embarrassment and stigma.

Since receiving clearance, we presented our laser and established business relationships in Morocco, China, Asia, Mid-East, Southeast Asia, Latin America and other international countries and markets. The international markets, although requiring complicated registration processes and ground work, offer the opportunity for significant distribution sales which would be very beneficial for the Company's growth. Medifirst believes it has made significant progress in setting up a sales and corporate infrastructure and continues to advance these efforts.

Medifirst believes that doctors can improve their patient’s quality of life by using the TTML-810/2000 Infrared Laser therapy. Laser therapy such as ours, is a rapidly growing drug-free treatment modality used in pain management. The learning and teaching curve is simple and straightforward and it is a natural and drug-free alternative to pills and narcotics. That is why we believe the TTML-810/2000 Infrared Laser is a viable pain solution. When used properly, it targets the root cause of the pain. The TTML-810/2000 Infrared Laser is a user friendly, easy-to-use, mobile, hand-held laser device, with pinpoint accuracy. The device gives fast results with no burning, redness, swelling or downtime for the patients which is prevalent with other medical lasers. Because the laser does not touch the skin there is no risk of transmission of virus or bacteria. The Laser treatment is safe, painless and fast. Patients feel a soothing warmth as laser energy gently penetrates the tissue and boosts the body’s own regeneration powers to relieve pain. The treatments are usually administered for 8 to 10 minutes, depending on the location on the body. The beneficial effects may often be experienced immediately, but most observed-results begin after 2 to 6 treatment sessions. In addition, the body continues to benefit from the effects of the therapy for 18-24 hours after treatment. During this time, modulated cellular activity leads to decreased pain and inflammation.

Regarding the US market, the Company plans to ramp up efforts to promote and present the laser to medical practitioners both in their offices as well as conferences and trade shows. The Company is engaged in ongoing due diligence as related to selling its TM Laser to the consumer OTC market. This process includes meeting home safety standards, FDA resubmission as well as a new clinical home study. The Company believes that chronic pain and simple everyday pain effects millions of people. The Company believes there is potential great benefit for OTC RX home use with the prescribing doctor training and educating the patient on how to use the Laser safely and effectively. This goes to the source of the pain and reduces and/or eliminates pain by the process of eliminating inflammation via Photobiomodulation. Consistency is key to receiving the Laser treatment to gain the maximum results of the treatment to temporary increase in local blood circulation and temporary relaxation of muscles by means of topical elevated tissue temperature from infrared spectral emissions. It is of great advantage to the patient to have the Laser for home use. This is especially needed by patients who are non-ambulatory as well as financially challenged or simply unable to get to a doctor's office several times a week.

Recent Developments

In the middle of fiscal year 2018, the Company incorporated Concierge Concepts Rx Inc. (CCRx) in the State of New Jersey, to be an 100% majority-owned subsidiary. Medifirst test-launched Concierge Concepts Rx, a new division focused on the pharmaceutical industry, to provide unique specialty drug consulting and niche billing services to independent pharmacies and retail pharmacy chains. CCRx services of specialty drug pharmacy consulting and revenue stream management utilizes over 60 years of combined specialty pharmacy and infusion therapy experience. The services are designed to increase profits for pharmacies.  Services will include: clinical review, expedited medical insurance verification, training for drug dispensing, insurance billing, collections, and reconciliation. The billing services will address any denials and include appeals and resubmissions. The division will provide key services to undervalued clients by securing reimbursement of overlooked revenue within the ever-expanding market of the specialty pharmacy market in today's healthcare system. As we are in the early stages of development, we are testing our new business strategies and affiliations. Although we are showing revenue related to certain target market viability testing, such revenues may not sustain or be recreated until, if ever, we complete and review our test-market and roll-out strategies and determine a long-term strategy for growth and direction.

In November of 2018, Medifirst announced that it has launched USA Pharma Corporation (“USA Pharma”), its division for CBD distribution, sales and products and that it completed an agreement with Dr. Gupta Pharma LLC to exclusively distribute their line of premium CBD oils in New Jersey and non-exclusive in all other states. Dr. Sanjay Gupta, not related to Dr. Gupta of CNN, is a Harvard-trained physician who specializes in the treatment of pain, has significant experience using Marijuana and CBD for treating pain. As the President of the American Pain Association, Dr. Gupta believes that CBD, used under the guidance of a physician, can play a significant role in reducing pain and helping to curb the opioid epidemic. Additionally, he believes CBD can play a major role in overall health and wellness but, he concedes, CBD remains underutilized as there is a substantial lack of education and stigma from public and healthcare providers with regards to the benefits of CBD. Based on his clinical and research work and using proprietary patented methods, Dr. Gupta is working to develop and market premium CBD oils and wellness products that he believes can benefit patients suffering from many different health conditions. USA Pharma anticipates marketing and developing additional CBD products to round out its line for consumers. At the time of this filings, Dr. Gupta has still not completed his CBD products for markets and sales. In addition, with the FDA considering regulations that could affect the CBD industry and market, we are still in the due diligence stage and have not yet formed a firm business plan and rollout.

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

Manufacturing Agreement

Medifirst has an exclusive manufacturing agreement allowing us to exclusively purchase various lasers in the TM Lasers having a range of wavelengths and colors, including Infrared, Green, Red, Violet, Ultra-Violet and Blue. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our products are manufactured in accordance with applicable FDA regulations and the comparable requirements of the European community and other countries.

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

The Company has presented the Time Machine Lasers to distributors and healthcare professionals in China, Latin America, Southeast Asia, Toronto, Morocco, Dubai and Paris and continues to follow up to initiate sales. In the U.S. market, the Company has enlisted sales representatives in New Jersey, Florida and New York City. Currently the Company is introducing, demonstrating and conducting training for the Lasers at the offices of its Medical Directors in New York City and Boca Raton, Florida, as well as in the corporate office in New Jersey.

The healthcare professionals that we believe will benefit from incorporating the TM Lasers into their practices include medical doctors, oral surgeons, chiropractors, pain specialists, dentists, cosmetic professional as well as hospitals and surgical centers. We also believe that our lasers will be useful to medi-spas, massage therapists, electrolysis providers, physical therapists and any professional that treats pain, inflammation and scarring. Because laser regulations vary from state-to-state, healthcare professionals will need to research their state-specific compliance requirements regarding their authorized usage.

The Time Machine Laser Series and Program (“TMP”) will be affordable and priced very competitively, as compared to other lasers in the industry which can typically cost tens of thousands of dollars. The Company currently offers financing through a third party for as little as just over two hundred dollars a month. List price is $9,995 and the company has the flexibility to offer deep discounts based on volume and strategic sales. Other lasers in the marketplace list at $16,000 to over $50,000. Many of these are not mobile and all-in-one units. We believe the benefits to healthcare professionals which include our treatment protocols as well as the additional benefit of additional revenue will make us highly competitive and in high demand in the medical laser industry. For example, although each practitioner can set the rates patients pay for laser treatments, which typically can range from $600 to $2,500 for a 6 treatment package. The prices are set by the healthcare facility taking into consideration the clientele and location of the practice.

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

Brand Awareness

The Company plans to develop social media, internet and advertising strategies so as to target medical professionals, as well as their perspective patients. In addition, our Sales Directors will implement and oversees a sales team to increase our exposure to patients and healthcare providers. A major component of the business roll-out strategy will includes industry trade shows, where we believe we will be able to reach a high number of professionals and distribution partners. These conferences will include those in the medical industry, the beauty and spa industry, as well as alternative healthcare practices.

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

The industry is subject to intense competition for minimally-invasive and non-invasive procedures. We compete against products and procedures using laser, light-based, RF, ultrasound, and other energy modalities from companies such as Lumix, LiteCure, Apollo, Thor, K-Laser and Aspen.

Some of our competitors are also publicly-traded companies and others have longer operating histories than we do. Many of them may enjoy several competitive advantages, including: greater name recognition, more extensive intellectual property protection, established relationships with practitioners and other health care professionals, established domestic and international distribution networks, broader product lines and existing treatment systems, and the ability to offer rebates or bundle products to offer higher discounts or incentives, greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products, greater financial resources for product development, sales and marketing and patent litigation. Competition among providers of laser, light-based, ultrasound, and other energy devices is characterized by intensive sales and marketing activities.

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

Intellectual Property

Patents, Proprietary Technology and Trademarks

Our success may depend, in part, on our ability to obtain and maintain proprietary protection for our in-licensed products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to try to protect our proprietary position by, among other methods, filing U.S. and foreign trademark applications, and, when it becomes applicable, patent applications related to proprietary technology, inventions and improvements that are important to the development of our business. However, currently, our rights to our proprietary technology are in-licensed rights and not a technology that we could directly patent. We also rely on trademarks, trade secret and copyright laws and contractual restrictions to protect our proprietary technology. These legal protections afford only limited protection for our technology. We currently own the trademark for “The Time Machine Program”.

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

We were organized on November 8, 2010, and we have had a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations. We expect to incur substantial additional net expenses in the foreseeable future as our research, development, and commercial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things, receiving 510(k) clearance from the FDA for our next FDA submission; The Green Laser (anti-aging) medical device and similar international regulatory agencies; successful manufacturing; sales and marketing arrangements; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We may need to secure additional financing.

We anticipate that we will incur operating losses for the foreseeable future. As of December 31, 2018, we had cash in the amount of $83,387. Based on our current resources, we will not be able to continue to operate without additional immediate funding. If we are not successful in securing additional financing, we may be required to delay significantly, reduce the scope of or eliminate one or more of our development programs, downsize our general and administrative infrastructure, or seek alternative measures to avoid insolvency, including arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, assets, rights or products.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our December 31, 2018 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as a going concern. Although we have obtained the FDA clearance on our infrared laser, we have only begun to market and sell our infrared product in select markets. We expect to commence our national products and services campaign to generate revenue for our Time Machine TTML-8102000 Laser Thermal Therapeutic Device as funds for such a strategy are available. If we are unable to develop sufficient additional customers for our products and services, we will not generate enough revenue to sustain our business, and the Company may fail.

Our success is dependent on our officers and director to properly manage the Company and the loss or unavailability of their services could cause the business to fail.

Currently, we have one Officer and Director, Bruce Schoengood, who has assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. We are heavily dependent on the personal efforts and abilities of Mr. Schoengood.  He has, and expects to continue, to commit full-time to the development of our business plan in the next twelve months. The Company has added additional sales representatives as independent contractors in select territories and will continue to try to add sales persons for new territories.

The loss or unavailability of services of any of our consultants or officers would have a materially adverse effect on our business prospects and potential earning capacity. We do not currently carry any insurance to compensate for any such loss.

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

The laser and light-based treatment system industry in which we expect to operate is particularly vulnerable to economic trends. Most procedures we expect to be performed using our pain treatment systems are elective procedures that are not reimbursable through government or private health insurance. The cost of these elective procedures must be borne by the patient. As a result, the decision to undergo a procedure that utilizes our products may be influenced by the cost.

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

We may not realize the opportunities that are anticipated from our business expansion strategies.

The benefits we hope to achieve, as a result of our business expansion testing we are conducting through our subsidiaries, CCRx and USA Pharma, will depend, in part, on our ability to realize a viable business plan for such expansion strategies. Our success in realizing these opportunities, and the timing of this realization, is largely unknown to our management. Even if we are able to determine viable business strategies, no assurances can be made that the respective businesses will ever become profitable or generate revenue at all. While we anticipate that certain expenses will be incurred in the testing stages or after rolling-out a business plan, such expenses are difficult to estimate accurately, and may exceed revenues, if any. Accordingly, the benefits, if any, from the proposed business expansion strategies may be offset by costs incurred, which could have a material adverse effect on our business, financial condition and results of operations. In addition, since the attention of our management could be partially allocated to this expansion strategy, the failure to become profitable in such opportunities could have a material adverse effect on our ability to execute our existing business plan and in a timely fashion.

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

Our current sole officer, sole director and principal founding stockholder, Bruce Schoengood, beneficially owns approximately 20.61% of the outstanding shares of our common stock and 100% of our Series A Preferred shares which carry super voting rights, which, when combined with his common stock holdings, constitutes approximately 99.42% of the voting rights of the Company. So long as this control is concentrated in the hands of Mr. Schoengood, he will continue to have significant control over electing our directors and determining the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This significant interest may have a negative impact on the market price of our common stock by discouraging third-party investors. In addition, such control by Mr. Schoengood will allow him to establish his own compensation and other benefits and perquisites in an amount and manner that would have a negative impact on our net income which in turn could negatively impact the market price, if any, of our common stock.

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

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 1,000,000 shares of our preferred stock terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock, as it has with the Company’s Series A Preferred Stock or that is convertible into our Common Stock, as it has with the Company’s Series B Preferred Stock and Series C Preferred Stock, which could significantly decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders.

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

Fiscal Year Ending December 31, 2019
Quarter Ended	High $	Low $
March 31, 2019	0.15	0.0265

Fiscal Year Ending December 31, 2018
Quarter Ended	High $	Low $
December 31, 2018	0.144	0.031
September 30, 2018	0.40	0.0336
June 30, 2018	0.60	0.30
March 31, 2018	0.70	0.30

Fiscal Year Ending December 31, 2017
Quarter Ended	High $	Low $
December 31, 2017	1.60	0.40
September 30, 2017	2.70	1.30
June 30, 2017	9.65	1.80
March 31, 2017	12.00	2.70

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

As of April 12, 2019, we had 5,808,883 shares of common stock issued and outstanding and 65 stockholders of record.

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

Common Stock:

During the fiscal year ended December 31, 2018, the Company issued 1,913,850 shares of Common Stock upon conversions of an aggregate principal amount equal to approximately $284,020 outstanding convertible promissory notes.

During the fiscal year ended December 31, 2018, the Company issued an aggregate -0- shares of Common Stock upon conversion of an aggregate of -0- shares of Series B Preferred.

During the fiscal year ended December 31, 2018, the Company issued an aggregate of 719,553 shares of restricted Common Stock for consulting services.

Subsequent to the fiscal year ended December 31, 2018, the Company issued an aggregate of -0- shares of restricted Common Stock for consulting services.

Subsequent to the fiscal year ended December 31, 2018, the Company issued 2,049,043 shares of Common Stock upon conversions of an aggregate principal amount equal to approximately $34,038 outstanding convertible promissory notes.

Preferred Stock:

On June 16, 2017, the Company issued 450,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) to the Company’s Chief Executive Officer, Bruce Schoengood, increasing his holdings to 500,000 shares. The Series A Preferred are not convertible into any series or class of stock of the Company, are not entitled to receive dividends and are not entitled to distribution from the assets of the Company in the event of any liquidation, dissolution, or winding up of the Company. Each record holder of Series A Preferred have the right to vote on any matter with holders of the Company’s common stock and other securities entitled to vote, if any, voting together as one (1) class. Each record holder of Series A Preferred has that number of votes equal to two thousand (2,000) votes per share of Series A Preferred held by such holder.

On March 8, 2019, the Company issued sixty (60) shares of its Series C Preferred to Bruce Schoengood. Each share of Series C Preferred has a $100.00 stated value but are not entitled to dividend rights. Subject to a beneficial ownership limitation equal to 4.99% and a prohibition on conversions within the first sixty days of its issuance, each share of Series C Preferred is convertible into 25,000 shares of Common Stock. Holders of Series C Preferred are entitled to vote, on an as-converted basis, together with holders of Common Stock on all actions to be taken by the shareholders of the Company. These shares were granted to Mr. Schoengood as a reward for Mr. Schoengood’s efforts and an incentive for Mr. Schoengood’s continued efforts in expanding the Company’s offerings and businesses in the medical pain management markets.

Promissory Notes:

On March 8, 2016, in connection with its entry into a Product and Know-How License Agreement with Medical Lasers Manufacturer, Inc., a Florida corporation doing business as Laser Lab Corp., the Company issued a promissory note in principal amount of $150,000 and bearing interest at 10% per annum. The Company and the holder of the Promissory Note entered into certain amendments and extensions to change the maturity date to September 8, 2019 and to allow the holder of the Promissory Note to convert principal and interest under the Promissory Note at a conversion price per share equal to 50% of the lowest quoted trading price of the Company’s common stock for the twenty trading days prior to the date of such conversion election. At December 31, 2018, the remaining principal balance of the Promissory Note was equal to $51,005. See Section entitled “Transactions with related persons, promoters and certain control persons” under Item 13 of this Annual Report.

On May 1, 2017, the Company issued a convertible promissory note in principal amount equal to $131,250, which promissory note matures on May, 1, 2018 and accrues interest at a rate of 8% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $15,250.

On June 7, 2017, the Company issued a convertible promissory note in principal amount equal to $125,000, which promissory note matures on June 7, 2018 and accrues interest at a rate of 8 % per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $125,000.

On July 10, 2017, the Company issued a convertible promissory note in principal amount equal to $125,000, which promissory note matures on July 10, 2018 and accrues interest at a rate of 8% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $125,000.

On August 2, 2017, the Company issued a convertible promissory note in principal amount equal to $50,000, which promissory note matures on August 2, 2021 and accrues interest at a rate of 5% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $42,200.

On August 15, 2017, the Company issued a convertible promissory note in principal amount equal to $125,000, which promissory note matures on August 15, 2018 and accrues interest at a rate of 8% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $125,000.

On January 25, 2018, the Company issued a convertible promissory note in principal amount equal to $78,750, which promissory note matures on January 25, 2019 and accrues interest at a rate of 8% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $78,750.

On May 26, 2018, the Company issued a convertible promissory note in principal amount equal to $20,000, which promissory note matures on September 15, 2017 and accrues interest at a rate of 10% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 50% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $16,650.

On June 4, 2018, the Company issued a convertible promissory note in principal amount equal to $52,500, which promissory note matures on June 4, 2019 and accrues interest at a rate of 8 % per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $52,500.

On October 5, 2018, the Company issued a convertible promissory note in principal amount equal to $58,000, which promissory note matures on April 5, 2020 and accrues interest at a rate of 8% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $58,000.

On November 19, 2018, the Company issued a convertible promissory note in principal amount equal to $65,000, which promissory note matures on May 11, 2020 and accrues interest at a rate of 8% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $65,000.

On January 24, 2019, the Company issued a convertible promissory note in principal amount equal to $43,000, which promissory note matures on July 20, 2020 and accrues interest at a rate of 12% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $43,000.

On February 4, 2019, the Company issued a convertible promissory note in principal amount equal to $38,000, which promissory note matures on August 30, 2020 and accrues interest at a rate of 12% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $38,000.

On February 20, 2019, the Company issued a convertible promissory note in principal amount equal to $54,000, which promissory note matures on August 20, 2020 and accrues interest at a rate of 8% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $54,000.

On February 25, 2019, the Company issued a convertible promissory note in principal amount equal to $65,000, which promissory note matures on February 25, 2020 and accrues interest at a rate of 12% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 35% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $65,000.

On February 27, 2019, the Company issued a convertible promissory note in principal amount equal to $51,500, which promissory note matures on August 27, 2020 and accrues interest at a rate of 8% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 45% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $51,500.

On March 22, 2019, the Company issued a convertible promissory note in principal amount equal to $43,000, which promissory note matures on August 21, 2020 and accrues interest at a rate of 8% per annum.  The promissory note is convertible into shares of Common Stock at a conversion price equal to a 35% discount to certain market derived per share pricing.  After taking into account any and all repayments and conversions made under the promissory note, the remaining principal amount is equal to $43,000.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended December 31, 2017 and 2018.

Equity Compensation Plan Information

We have the following stock-based compensation plans: the 2016 Equity Incentive Plan, the MFST Equity Incentive Plan, the 2017 Equity Incentive Plan, the 2018 Equity Incentive Plan and the 2019 Equity Incentive Plan. As of April 12, 2019, there were no shares available for issuance under the 2016 Equity Incentive Plan and the MFST Equity Incentive Plan and there were 17,000 share available for issuance under the 2017 Equity Incentive Plan and there were 170,500 share available for issuance under the 2018 Equity Incentive and there were 4,723,000 share available for issuance under the 2019 Equity Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and therefore are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section must be read in conjunction with the Audited Financial Statements included in this Annual Report.

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

Results of Operations

Fiscal Year Ended December 31, 2018

Revenues

During the year ended December 31, 2018 and 2017, we generated $29,175 and 29,995 in revenues, respectively. The company is still in developmental stage and does not generate significant revenue. We have been working to secure affiliations and consultants for international markets and the Company anticipates initiating registration for several Latin American countries as well as securing a distributor in South East Asia in 2019. Additionally, if the company is successful in further fund raising or garnishing more revenue, more resources will be allotted to US marketing and sales.

Expenses

For the year ended December 31, 2018 and 2017, expenses were $792,544 and $980,508, respectively. The reason for the decrease in expenses was primarily due to decreases in advertising and promotion, consulting fees, professional fees, and lab testing. As more funds are secured either by revenue or fund raising, The Company anticipates a more aggressive approach to R&D and marketing and promotions.

Legal and Accounting

For the year ended December 31, 2018 and 2017, professional fees were $130,821 and $224,286, respectively.

The substantial decrease was due to reduced accounting, consulting and professional fees incurred for year 2018. Our legal fees are directly related to business opportunities including distribution, affiliations, partnerships and fund raising.

This is no exact flow or timetable when these possible ventures and expenses occur. Regarding accounting expenses, as the business increases and grows we do expect to see an increase in expenses.

Other Income/(Expense)

For the year ended December 31, 2018 and 2017, other expenses were ($680,909) and ($606,265), respectively consisting of interest expense and changes in fair value of derivatives. These changes due are due to the changes in fair value of derivatives and interest expense on debt, amortization of original issue discount, amortization of deferred financing costs, and derivative discount amortization. For the year ended December 31, 2018, other income in the amount of $376,501 included gain on the extinguishment of debt, interest income and changes in fair value of derivatives.

Net Income/(Loss)

For the year ended December 31, 2018 and 2017 the company had a net loss of ($1,068,534) and ($1,557,836).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected accredited investors and periodic borrowings from investors. At December 31, 2018 and 2017, our principal sources of liquidity included cash and cash equivalents of $83,387 and $287,569, respectively.

As of December 31, 2018, we did not have any significant commitments for capital expenditures.

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

It is the opinion of management that the audited consolidated financial statements for the calendar year ended December 31, 2018 include all adjustments necessary in order to ensure that the audited consolidated financial statements are not misleading.

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Medifirst Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medifirst Solutions, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred significant, recurring losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11 of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

Spokane, Washington

April 12, 2019

Medifirst Solutions, Inc.

Consolidated Balance Sheets

December 31, 2018 and December 31, 2017

	December 31, 2018	December 31, 2017
ASSETS

Current Assets:
Cash	$83,387	$287,569
Inventory	32,677	33,435
Prepaid items	-	-
Total current assets	116,064	321,004

Property, Plant and Equipment, net	592	1,232

Other Assets
Security Deposit	650	650
Intangible Asset -License Agreement, net	101,252	116,252
Total other assets	101,902	116,902

Total Assets	$218,558	$439,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$221,770	$97,621
Accrued expenses - officer’s compensation	388,981	401,079
Due to related party	8,921	8,921
Loans payable - stockholders	8,375	14,499
Note Payable for license agreement	-	-
Convertible notes payable	522,446	280,351
Convertible notes payable - related party	51,005	133,750
Derivative Liabilities	263,468	251,886
Total current liabilities	1,464,966	1,188,107

Commitments & Contingencies (Note 8)	-	-

Stockholders’ Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 8,000 and 8,000 shares issued and outstanding, respectively	1	1
Series C convertible preferred stock, $0.0001 par value; 5,000 shares authorized, 177 and -0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 4,000,000,000 shares authorized, 3,482,840 and 849,437 shares issued and outstanding, respectively	348	85
Additional paid in capital	3,486,856	2,916,024
Accumulated deficit	(4,733,663)	(3,665,129)
Total Stockholders’ Equity	(1,246,408)	(748,969)

Total Liabilities & Stockholders’ Equity	$218,558	$439,138

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2018 and 2017

	2018	2017

Product sales, net	6,550	29,995
Consulting Income	22,625	-
	29,175	29,995
Cost of goods sold	757	1,058
Gross income	28,418	28,937

Expenses:
Officer’s compensation	150,000	112,500
Advertising and promotion	5,001	63,548
Computer and internet	3,357	4,130
Consulting fees	363,208	435,589
Professional fees	130,821	224,286
Rent	30,930	20,713
Travel	7,494	12,903
Lab testing	-	7,107
Dues and subscriptions	2,269	3,720
General and administrative	99,464	96,012
Total operating expenses	792,544	980,508

Net loss from Operations before other income, expenses	(764,126)	(951,571)

Other income and (expense)
Interest expense	(680,909)	(405,144)
Interest income	2	-
Gain on extinguishment of debt	34,235	-
Change in fair value -derivatives	342,264	(201,121)

Net loss before provision for income tax	$(1,068,534)	$(1,557,836)

Provision for income taxes	-	-

Net Loss	$(1,068,534)	$(1,557,836)

Loss per common share - Basic and fully diluted	$(0.61)	$(2.82)

Weighted average number of shares outstanding - Basic and fully diluted	1,763,061	551,556

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

	Common Stock		Preferred Class A		Preferred Class B		Preferred Class C		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2017	225,848	23	50,000	5	26,100	3			1,232,996	(2,107,293)	(874,266)

Issuance of common shares upon conversions of notes payable	426,539	43							505,996		506,039
Issuance of common shares for services rendered	188,000	19							474,180		474,199
Issuance of 450,000 shares of Series A Preferred Stock			450,000	45							45
Issuance of common shares upon conversion of 18,100 shares of Series B Preferred Stock	9,050	1			(18,100)	(2)					(1)
Additional paid in capital from derivative liability on debt conversion									617,991		617,991
Adjustment for reverse stock split									84,861
Net Loss										(1,557,836)	(1,557,836)
Balance - December 31, 2017	849,437	85	500,000	50	8,000	1	-	-	2,916,024	(3,665,129)	(748,969)
Issuance of common shares upon conversions of notes payable	1,913,850	191							131,769		131,960
Issuance of common shares for services rendered	719,553	72							82,062		82,134
Issuance of preferred shares for services rendered							177	-	204,182		204,182
Additional paid in capital from derivative liability on debt conversion									152,819		152,819
Net Loss										(1,068,534)	(1,068,534)
Balance - December 31, 2018	3,482,840	348	500,000	50	8,000	1	177	-	3,486,856	(4,733,663)	(1,246,408)

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2018 and 2017

	2018	2017

Cash flows from operating activities:
Net loss	$(1,068,534)	$(1,557,836)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	15,640	21,890
Gain on debt settlement	(34,235)	-
Stock Based Compensation	286,315	493,025
Change in assets and liabilities
Accounts payable and accrued expenses	112,051	84,811
Change in fair value - derivatives	(342,264)	201,121
Amortization of debt discount & other financing costs	610,511	321,983
Related party and stockholder’s loan	(6,124)	-
Prepaid expenses	-	15,720
Inventory	758	(19,412)
Net cash used by operating activities	(425,882)	(438,698)

Cash flows from investing activities:
None	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from stockholder loan	-	5,000
Principal payments on debt	(32,550)	-
Proceeds from sale of Convertible notes payable	254,250	556,250
Net cash provided by financing activities	221,700	561,250

Net increase (decrease) in cash	(204,182)	122,552
Cash at beginning of period	287,569	165,017
Cash at end of period	$83,387	$287,569

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,169	$1,826

Non-cash investing and financing activities:
Common stock issued for convertible debt-related party	$30,195	$-

Common stock issued for note interest and note conversions	$-	$5,230

Derivative liability extinguished upon conversion	$152,820	$617,990

Common stock issued for convertible debt with derivatives	$109,224	$544,323

Preferred stock exchanged for common stock	$-	$905

Accounts Payable exchanged for promissory note	$-	$15,000

New discounts associated with derivatives on convertible debt	$328,666	$505,607

Related party note reclassified to promissory note	$20,000	$-

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

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

On April 18, 2018, the Company incorporated Concierge Concepts Rx (CCRx), in the State of New Jersey, to be an 80% majority-owned subsidiary. In consideration for his contribution of know-how, CCRx’s co-founder, Walter Molokie, CCRx has agreed to issue a 20% minority interest in CCRx to Mr. Molokie and/or his designees. On July 1, 2018 the Company acquired 100% of the equity interest in Concierge Concepts Rx, Inc. (“CCRx”) with the total purchase price of $20. The fair value of the acquired entity was $20 since the entity was just recently formed and had no identifiable assets or liabilities. The $20 cash payment is for the purchase of CCRx common stock upon acquisition. Medifirst launched Concierge Concepts Rx, a new division focused on the pharmaceutical industry.CCRx that provides unique specialty drug consulting and niche billing services to independent pharmacies and retail pharmacy chains. This division commenced operations in the quarter ended September 30, 2018 with limited activity and is included in the accompanying consolidated financial statements.

The Consolidated financial statements include the accounts of MSI and its wholly owned subsidiaries, MLM and CCRx and its majority owned subsidiary, USA Pharma Corporation. All material intercompany balances and transactions have been eliminated in consolidation. There was no activity for USA Pharma Corporation for the year ended December 31, 2018.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of Medifirst Solutions Inc. and its wholly owned subsidiaries (Medical Laser Manufactures, Inc. and Concierge Concepts Rx) and its majority owned subsidiary (USA Pharma Corporation) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2018 and 2017, the consolidated results of its operations for the years ended December 31, 2017 and 2018, and the consolidated cash flows for the years ended December 31, 2018 and 2017.

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

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

Revenue Recognition

In general, the Company follows ASC 605 and records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns are estimated based on the Company’s historical return experience. Revenue is presented net of returns.

The Company also derives consulting revenue from its CCRx division. Such revenue is recognized at the time services are performed.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of December 31, 2018 or 2017. There are no customer account receivables as of December 31, 2018 or 2017.

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

Intangible Asset- Licensing Agreement

On March 8th 2016 (with an effective date of October 1, 2015), the company, through its wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO to license certain laser technology (the “Technology”). The license provides an irrevocable, nontransferable, royalty-bearing license, with a right of sublicense with respect to the Technology (the “License”), throughout the Territory in the Field of Use, whether or not under the Licensed Patent, to:

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

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company’s common stock. During the quarter ended June 30, 2018, the original noteholder assigned $20,000 in principal to an unrelated third-party. The principal balance on this note as of December 31, 2018 is $51,005 to the original noteholder and $16,650 in principal balance to the new unrelated third-party noteholder. There were $32,550 in cash principal paydowns to the original noteholder during the year ended December 31, 2018. There were an additional $33,345 in conversions to common stock that took place on these two notes during the year ended December 31, 2018.

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

Product Warranty

We generally provide a one-year warranty on our products. Currently no material evaluations or studies have been performed to obtain warranty data since there are so few sold products outstanding. As sales increase, the Company will estimate future warranty costs from historical data and trends of product reliability and costs of repairing and replacing defective products.

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

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As described in Note 5 to the financial statements, as of December 31, 2018, convertible debt can be converted into approximately 727,323 shares of common stock.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of December 31, 2018, and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018, the Company had $83,387 in cash equivalents.

Recent Pronouncements

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company to annual reporting periods beginning after December 15, 2017 (that is, a public organization is required to apply the new revenue standard beginning in the first interim period within the year of adoption). Additionally, the Board decided to permit public organizations to adopt the new revenue standard early, but not before the original public organization effective date (that is, annual periods beginning after December 15, 2016). A public organization should apply the new revenue standard to all interim reporting periods within the year of adoption. The Company has evaluated the impact of this ASU on the consolidated financial statements and has determined, at this time, the ASU’s implementation would not have a material impact on revenue recognition. See below - Accounting Standards Update 2016-10 - Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s financial statement presentation or disclosures. The Company does not plan to have any equity instruments that will need revaluation under this new standard.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company will adopt the new standard on January 1, 2019 and use the effective date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification and initial direct costs. The Company does not expect to elect the use-of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for the Company’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate. The Company expects the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for real estate operating leases. The Company is currently in the process of evaluating the impact of ASU 2016-02 on the Company’s outstanding leases. The Company has not yet determined, as a result of the adoption of this guidance, how much right-of-use assets and lease liabilities will be recorded. The Company also expects that the adoption of this guidance will result in additional lease-related disclosures in the footnotes to its consolidated financial statements.

During the fiscal year ended December 31, 2018, Company was an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act and the extended transition period applies to all aforementioned ASUs, until such time as the Company is no longer an “emerging growth company”. However, as of January 1, 2019, the Company no longer meets the definition of an “emerging growth company” and for periods subsequent to December 31, 2018, the Company will cease to take advantage of the extended transition period applied to such ASUs.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Computer equipment	$8,956	$8,956
Less: accumulated depreciation	(8,365)	(7,725)

	$592	$1,232

Depreciation expense was $640 and $640, for the years ended December 31, 2018 and 2017 respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at December 31, 2018 and December 31, 2017, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the periods ended December 31, 2018 and 2017 a stockholder of the Company advanced the Company $557 and $-0- respectively. The loan has a balance of $8,955 at December 31, 2018 and $8,398 at December 31, 2017, respectively. The loan bears no interest and is payable on demand.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company’s common stock at $0.0001 per share. Subsequently, in 2014, in a private transaction, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500 shares of the Company’s common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400 shares of the Company’s common stock. At December 31, 2018 and December 31, 2017, the loan balance was $100 and $100, respectively.

At December 31, 2018 and December 31, 2017, the Company was indebted to a stockholder in the amount of $1,000 and $1,500, respectively. The loan has an interest rate of 26.7%. In February 2017 the note was sold to another investor and that noteholder converted $500 in principal into 5,000 shares of common stock. Principal and accrued interest were due and payable on January 1, 2014.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

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

Subsequent to these conversions there remains $125 in note principal outstanding at December 31, 2018.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400 shares of the Company’s common stock at $0.0006 per share. At December 31, 2018 and December 31 2017, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company’s common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 347,936 shares at December 31, 2018 and 84,859 shares at December 31, 2017.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

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

In October 2014, the note holder converted $1,100 of note principal into 1,100 of the Company’s common stock.The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 347,936 shares at December 31, 2018 and 84,858,757 shares at December 31, 2017.

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company’s common stock. At December 31, 2018 and December 31, 2017, the remaining principal balance on this portion of the note is $715 and $715 respectively.

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company’s common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. During January 2017, the current noteholder converted $1,100 in principal balance into 11,000 shares of common stock. During the same period, the current noteholder transferred $600 of the remaining principal balance to another investor who then converted the entire principal balance he received into 6,000 shares of common stock. During April 2017, the current noteholder converted $410 of remaining principal into 6,000 shares of common stock. There remains $890 in principal balance at December 31, 2018 with the current noteholder and $890 in principal balance with the original noteholder at December 31, 2017.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Convertible Note Payable-LGC (8%)

On January 7 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $251,803. On January 7, 2016, the Company and the Investor conducted the first closing under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $105,000 containing an original issue discount of $20,000 (the “$105K Note”); and (ii) a convertible redeemable note in principal amount of $50,000 (the “$50K Note” and together with the $105K Note, the “Notes”). Under the Purchase Agreement, on March 15, 2016 and June 15, 2016, the Company and the Investor conducted additional closings for the sale and purchase of additional notes having the same terms as the Notes in principal amounts equal to $50,000 and $46, 803, respectively (see Convertible Notes Payable-LGC (8%) BEN below). During the quarter ended March 31, 2017 the noteholder converted the entire principal balance into 62,068 shares of common stock and therefore there is no principle balance outstanding at December 31, 2018 and December 31, 2017.

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

In accordance with the terms of the Purchase Agreement, the investor and the Company closed on the two outstanding notes ($50,000 and $46,803) in May and June 2016 when the Company received the cash funding. During April 2017 the noteholder converted the entire principal balance of the $50,000 note into common stock of the Company. During June 2017 the noteholder converted $16,000 of the remaining principal of the $46,803 note into common stock of the Company. In July and September 2017 the noteholder converted the remaining $30,803 of the note’s principal balance into common stock. As a result, there is no principal balance remaining on either note as of December 31, 2018 and December 31, 2017.

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 (“the Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. During the quarter ended March 31, 2017 the noteholder converted $32,298 of the principle balance into 23,490 shares of common stock thereby leaving a principal balance of $25,452 on the note at December 31, 2017. During the first quarter of 2018, the noteholder converted $23,000 of the principle balance into 122,727 shares of common stock thereby leaving a principal balance of $2,452 on the note at June 30, 2018. During the quarter ended September 30, 2018, the noteholder converted the remaining balance of the note into 148,316 shares on common leaving no balance due on the note as of December 31, 2018. There is $12,896 in accrued interest and penalty assessments on this note as of December 31, 2018 which is included in accrued expenses payable on the balance sheet.

Convertible Notes Payable-BBCG (9%)

On October 11, 2016, the Company issued to an Investor a convertible note in the principal amount of $157,895 (“the Note”). The Note, which matures on March 27, 2018, pays interest at the rate of 9% per annum. The note contains an original issue discount in the amount of $7,895. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 57.5% of the lowest trading price for the twenty prior trading days including the date of conversion. During April and June of 2017, the noteholder converted the entire remaining principal balance of the note into common stock of the Company. There is no principal balance remaining on the note as of December 31, 2018 and December 31, 2017.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

During the quarter ended December 31, 2017 (after the six-month waiting period) the holder of the original note in the principal amount of $131,250 converted $21,500 and $15,350 of the note’s principal balance into 35,058 and 39,714 shares of the Company’s common stock, respectively. The principal balance remaining on this convertible note is $94,400 as of December 31,2017. During the quarter ended March 31, 2018 the holder of the original note converted, through four separate conversion transactions, a total of $38,870 of the note’s principal balance into total of 193,384 shares of the Company’s common stock. During the quarter ended June 30, 2018 the holder of the original note converted $10,030 of the note’s principal balance into total of 62,015 shares of the Company’s common stock. During the quarter ended September 30, 2018 the holder of the original note converted $2,200 of the note’s principal balance into total of 69,439 shares of the Company’s common stock. During the quarter ended December 31, 2018 the holder of the original note converted $10,640 of the note’s principal balance and $1,312 of accrued interest into total of 148,545 shares of the Company’s common stock. The principal balance remaining on this convertible note is $32,660 as of December 31, 2018.

Convertible Notes Payable - JR (5%)

On August 2, 2017 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $50,000. The note matures on August 2, 2018 and bears interest at 5%. The note holder has has the right at any time on or after the day that is six months from August 2, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at a fixed price of .003 per share. The embedded derivative on the note was valued and bifurcated effective October 1, 2018. During the quarter ended December 31, 2018, $4,500 in principal on this note was satisfied by the noteholder converting such amount into 150,000 shares of the Company’s common stock. The remaining principal balance outstanding on the note is $45,500 as of December 31, 2018.

Convertible Notes Payable - MLM (10%)

As more fully described in Note 1 to the financial statements, on March 8th 2016 (with an effective date of October 1, 2015), the company, through it’s sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. During the quarter-ended June 30, 2017, $18,986 in accrued interest was satisfied through the issuance of 17,273 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with it’s embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock leaving a balance on the note of $133,750 at December 31, 2017. During the year ended December 31, 2018 the Company made cash paydowns to the noteholder in the total amount of $32,550. In addition, $30,195 in principal balance on the note was converted into 495,000 shares of the Company’s common stock. The ending principal balance on this note at December 31, 2018 is $51,005 to the original noteholder. During the year-ended December 31, 2018 the unrelated third-party noteholder converted $3,350 in principal balance into 120,000 shares of the Company’s common stock thereby leaving a principal balance to this unrelated noteholder in the amount of $16,650.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Convertible Notes Payable - LG (8%) (Notes 5 & 6)

On January 25, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $78,750. The note matures on January 25, 2019 and bears interest at 8%. The note holder has has the right at any time on or after the day that is six months from January 25, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $78,750 is outstanding as of December 31, 2018.

On June 4, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $52,500. The note matures on June 4, 2019 and bears interest at 8%. The note holder has has the right at any time on or after the day that is six months from June 4, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $52,500 is outstanding as of December 31, 2018.

Convertible Notes Payable - PULG (8%) (Notes 1 & 2)

On October 1, 2018 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 1) to an investor in the principal amount of $58,000. The note matures on April 1, 2020 and bears interest at 8%. The note holder has has the right at any time on or after the day that is six months from October 1, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $58,000 is outstanding as of December 31, 2018.

On November 19, 2018 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 2) to an investor in the principal amount of $65,000. The note matures on May 19, 2020 and bears interest at 8%. The note holder has has the right at any time on or after the day that is six months from November 19, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $65,000 is outstanding as of December 31, 2018.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at December 31, 2018 as follows:

12/31/2018	Remaining	Original		Deferred	Total
	Principal	Issue	Derivative	Financing	Convertible	Derivative
Debt	Amount	Discount	Discount	Costs	Notes Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - SD	15,000				15,000
Note Payable - NW	715				715
Note Payable - MC #2	890				890
Convertible Note Payable - JR (5%)	45,500		(45,486)		14	51,639
Convertible Note Payable - HG (10%)	16,650				16,650
Convertible Note Payable - CB (5%)	-				-	1,431
Convertible Notes Payable- SO (8%)	-				-	-
Convertible Note Payable - LGC (8%) 1	32,660				32,660	15,356
Convertible Note Payable - LGC (8%) 2	125,000		-		125,000	22,713
Convertible Note Payable - LGC (8%) 3	125,000		-	-	125,000	22,743
Convertible Note Payable - LGC (8%) 4	125,000		-	-	125,000	22,768
Convertible Note Payable - MLM (10%) (Related party)	51,005		-		51,005	28,741
Convertible Note Payable - LGC (8%) 5	78,750		(28,646)	(462)	49,642	8,354
Convertible Note Payable - LGC (8%) 6	52,500		(26,803)	(808)	24,889	16,972
Convertible Notes Payable- PULG (8%) 1	65,000		(63,610)	(2,244)	(854)	35,933
Convertible Notes Payable- PULG (8%) 2	58,000		(47,690)	(2,655)	7,655	36,818
	$791,855	$-	$(212,235)	$(6,169)	$573,451	$263,468

As of December 31, 2018, the convertible notes payable can be converted into approximately 727,373 shares of common stock.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Note 6. DERIVATIVES AND FAIR VALUE INSTRUMENTS

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016, the 9% Convertible Note payable issued October 1, 2016 the 8% Convertible Notes Payable issued January 25, 2018 and June 4, 2018 and the 8% convertible notes payable issued October 1, 2018 and November 19, 2018. Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date. The Company records the fair value of the Convertible Notes Payable and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Change in Fair Value - derivatives.” These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and May 1, 2017 and June 2, 2017 and July 10, 2017 and August 15, 2017, the 9% Convertible Note payable issued October 1, 2016, The 8% Convertible note payable issued January 25, 2018, the 8% Convertible note payable issued June 4, 2018 and the 8% convertible notes payable issued October 1, 2018 and November 19, 2018 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and December 31, 2018. The primary assumptions include: projected annual volatility of 145%-240%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of December 31, 2018 the Company’s derivative financial instruments included:

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

The 5% Convertible Note Payable and the 8% Convertible Notes Payable and the 9% convertible note payable are valued at December 31,2018. The following assumptions were used for the valuation of the embedded derivative:

- The stock price (prior period reverse split 1,000:1) of $0.12 decreased to $0.0438 in this period (basis for the variable conversion prices) would fluctuate with the Company projected volatility

- An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

- Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

- Capital raising events (a single financing at 1 month from the valuation date) was previously a factor for the VV Note but are no longer projected. The full reset events projected to occur based on future stock issuance (single event) result in a reset exercise price.

-The monthly trading volume would average $458,000 (rounded) as of 12/31/18 and would increase at 5% per month; ownership limits conversion across LG’s notes based on 4.99% with shares outstanding increasing monthly by 1%.

- The variable conversion price of 45% to 58% over 3 to 20 trading days would have effective rates of 34.36% to 53.40%;

- The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

- The projected annual volatility for each valuation period was based on the historical volatility of the Company in the range 230.9% to 415.0%.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Medifirst Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2018

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at December 31, 2018 as follows:

12/31/2018			Original		Derivative	Quarter Ended	Quarter Ended	Ended March 31,	Derivative	Quarter Ended	Quarter Ended	Ended June 30,	Derivative	Quarter Ended	Quarter Ended	Ended September 30,	Derivative	Quarter Ended	Quarter Ended	Ended December 31,	Derivative
Convertible	Derivative Treatment	Maturity	Principal Note	Original Derivative	Valuation December 31,	March 31, 2018	March 31, 2018	2018 Mark-to-	Valuation March 31,	June 30, 2018	June 30, 2018	2018 Mark-to-	Valuation June 30,	September 30, 2018	September 30, 2018	2018 Mark-to-	Valuation September 30,	December 31, 2018	December 31, 2018	2018 Mark-to-	Valuation December 31,
Note	Date	Date	Amount	Valuation	2017	Issuances	Conversions	Market	2018	Issuances	Conversions	Market	2018	Issuances	Conversions	Market	2018	Issuances	Conversions	Market	2018

8% Convertible Note Payable-issued 5/2/2016	10/1/2016	5/2/2017	$57,750	$58,355	$24,925		$(26,745)	$5,123	$3,303			$(665)	$2,638		$(2,740)	$102	$-				$-

5 % Convertible Note- Payable -issued 6/12/2015	4/12/2016	1/7/2017	35,863	37,827	$832		$-	305	$1,137			(233)	$904			211	$1,115			316	$1,431

8% Convertible Notes Payable-issued May 1, 2016	10/28/2017	5/1/2018	131,250	103,294	$52,989		$(31,013)	8,541	$30,517		$(9,148)	17,439	$38,808		$(1,605)	(11,075)	$26,128		$(10,591)	(181)	$15,356

8% Convertible Notes Payable-issued June 7, 2016	12/4/2017	6/7/2018	125,000	90,596	$64,458			(14,452)	$50,006			55,818	$105,824			(75,201)	$30,623			(7,815)	$22,808

10% Convertible Notes Payable-issued March 8, 2016	9/15/2017	9/8/2018	150,000	167,164	$108,682		$(19,359)	23,426	$112,749		$(26,895)	44,802	$130,656		$(17,872)	(70,817)	$41,967		$(34,169)	20,943	$28,741

8% Convertible Notes Payable-issued August 15, 2017	4/1/2018	8/15/2018	125,000	108,878	$-				$-	108,878		(3,760)	$105,118			(74,541)	$30,577			(7,834)	$22,743

8% Convertible Notes Payable-issued July 10, 2017	4/1/2018	7/10/2018	125,000	108,061	$-				$-	108,061		3,092	$111,153			(80,625)	$30,528			(7,855)	$22,673

8% Convertible Notes Payable-issued January 25, 2018	4/1/2018	1/25/2019	78,750	65,896	$-				$-	65,896		135	$66,031			(44,217)	$21,814			(13,460)	$8,354

8% Convertible Notes Payable-issued June 4, 2017	6/4/2018	6/4/2018	52,500	42,755	$-				$-	42,755		532	$43,287			(14,084)	$29,203			(12,231)	$16,972

8% Convertible Notes Payable-issued August 2, 2017	10/1/2018	8/2/2020	50,000															$99,234	$(6,927)	(40,668)	$51,639

8% Convertible Notes Payable-issued October 1, 2018	10/1/2018	4/1/2020	58,000															$49,952		(13,134)	$36,818

8% Convertible Notes Payable-issued November 19, 2018	11/19/2018	5/19/2020	65,000															$66,134		(30,201)	$35,933

			$1,054,113	$782,826	$251,886	$-	$(77,117)	$22,943	$197,712	$325,590	$(36,043)	$117,160	$604,419	$-	$(22,217)	$(370,247)	$211,955	$215,320	$(51,687)	$(112,120)	$263,468

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

The Company’s mark-to-market fair value adjustment ((income)/expense) for the year ended December 31, 2018 totaled ($342,264) as follows:

Mark-to market fair value adjustment for the quarter ended March 31, 2018	$22,943
Mark-to market fair value adjustment for the quarter ended June 30, 2018	117,160
Mark-to market fair value adjustment for the quarter ended September 30, 2018	(370,247)
Mark-to market fair value adjustment for the quarter ended December 31, 2018	(112,120)
Total mark-to market fair value adjustment for the year ended December 31, 2018	$(342,264)

Note 7. STOCKHOLDERS’ EQUITY

Effective July 23, 2018, the Company effected a 1-for-1,000 reverse stock split of its issued and outstanding common stock. The number of shares of common stock issued and outstanding post- reverse stock split is 1,404,073. All fractional shares have been rounded up to the next whole share. There is no reduction in the number of the Company’s shareholders of record. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse stock split as if such reverse stock split occurred on the first day of the first period presented. As a result of the aforementioned reverse stock split, additional paid-in-capital was increased by $140,169 and $84,861 as of December 31, 2018 and December 31, 2017 respectively on the balance sheet with a corresponding decrease in the par value of common stock issued as of the same dates.

The Company has authorized 4,000,000,000 shares of common stock with a par value of $0.0001 per share. Effective September 19, 2017, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 4,000,000,000 shares. There were 3,482,840 and 849,437 shares of common stock issued and outstanding at December 31, 2018 and December 31, 2017, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At December 31, 2018 and December 31, 2017, there were 500,000 shares of Series A preferred stock issued and outstanding respectively. The preferred stock has preferential voting rights of 2,000 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At December 31, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at December 31, 2016. The Series B preferred stock has no voting rights. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred shares were converted into common stock in accordance with the terms of the Series B preferred stock. As of result there were 8,000 shares of Series B preferred shares outstanding at December 31, 2018. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

On October 12, 2018, the Company filed with the State of Nevada a certificate of designation pursuant to which the Company designated a new class of preferred stock as the Company’s Series C Convertible Preferred Stock (“Series C Preferred”) having a $100.00 stated value per share (“Stated Value”) and a par value equal to $0.0001 per share. The Company designated 5,000 shares of Series C Preferred. Subject to a beneficial ownership limitation equal to 4.99% and a prohibition on conversions within the first sixty days of its issuance, each share of Series C Preferred is convertible into 25,000 shares of the Company’s common stock. Holders of Series C Preferred are not entitled to receive dividends. In the event of any liquidation, dissolution or winding up of the Company, holders of Series C Preferred are entitled to distributions from the assets in an amount equal to, or if less, on a prorated basis, the Stated Value per share of Series C Preferred held by such holders. Holders of Series C Preferred are entitled to vote, on an as-converted basis, together with holders of Common Stock on all actions to be taken by the shareholder of the Company. During the quarter-ended December 31, 2018 the company issued 177 shares of Series C Convertible Preferred Stock for services provided to the company by various professionals. As of December 31, 2018 there are 177 shares issued and outstanding with a stated value of $17,700 and par value of $-0-. The preferred shares issued to professionals for their services were valued, in total, at $204,212 based upon a valuation using the underlying convertible feature of the company’s common stock and a Black-Scholes calculation methodology.

The fair value of each issuance of Series C Preferred Stock on the date of issuance is estimated using the Black-Scholes option-pricing model reflecting the following assumptions:

Expected volatility	403% to 435%
Expected life	0.7
Risk free interest rate	2.75%
Dividend yield	0.00%

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

December 31, 2018

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

During the quarter ended December, 2018, the Company issued an aggregate 1,017,959 shares of common stock at prices ranging from $0.019 to $0.025 per share as partial conversion of notes and accrued interest.

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company’s President and stockholder for $525 per month which amounted to $6,300 for the year ended December 31, 2018. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the year ended December 31, 2018 was $1,188. On September 12th 2016 the Company entered into a commercial lease agreement for office premises at an original cost of $650 per month for a one-year term with the option to renew for one extended term of three years. In July 2017 the Company leased additional space at this location thereby increasing the monthly rent to $1,550. The cost of this space for the year ended December 31, 2018 was $23,442. A new lease was signed in March 2018 for the same space. The following are the minimum required lease payments under the lease for the next three years:

2019	24,600
2020	24,600
2021	4,100

Total rent expense for the year ended December 31, 2018 and 2017 was $30,929 and $20,713 respectively.

The Company has a distribution agreement with Dr. Ronald L. Rubin where upon any sales generated by him he will receive the following commissions:

●	20% for direct sales

●	5% for any sale that he oversees that involves another sales person

●	5% for any sales related to a distribution agreement.

●	He is to be issued 1 Series C Preferred share or 25,000 common shares per month

The Company has a distribution agreement with Dr. Gupta Pharma LLC with the following provisions:

●	The Company, via its subsidiary USA Pharma, has exclusive New Jersey distribution rights for all CBD products and non-exclusive rights to all other territories.

●	The agreement is for a term of 3 years, but parties have the right to terminate.

●	Upon agreement signing, 120 shares of Series C Convertible Preferred stock was issued by the Company to Dr. Gupta.

●	Dr. Gupta shall have 30% of the issued and outstanding common stock of the Company during the term of this agreement. Should the percentage of ownership drop below 30% then the Company must issue additional Series C Convertible Preferred Shares which are convertible into the required additional amount of common stock minus 3,000,000 shares of common stock.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements
December 31, 2018

The Company’s deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized and has therefore recorded a full valuation allowance. The following represents the tax NOLs incurred by the Company on a per year basis and the resulting estimated deferred tax asset and valuation allowance:

Year Ended December 31,	Net Operating Loss	Estimated Deferred Tax Asset

2010	$4,457	$1,337
2011	34,325	$10,298
2012	174,024	$52,207
2013	114,267	$34,280
2014	294,880	$88,464
2015	121,619	$36,486
2016	382,095	$114,629
2017	1,148,020	$344,406
2018	629,038	$188,711
Total	$2,902,725	$870,818

Less: Valuation Allowance		$(870,818)

Net Deferred Tax Asset		$-

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	December 31,	December 31,
	2018	2017
Statutory federal income tax rate	21%	21%
State income taxes, net of federal taxes	9%	9%
Valuation allowance	(30)%	(30)%
Effective income tax rate	0%	0%

As of December 31, 2018, the Company has a net operating loss carryforward of approximately $2,902,725 to reduce future federal taxable income which begins to expire in the year 2030. The Company is also subject to corporate taxes in the State of New Jersey which has similar net operating loss carryover provisions which start to expire in the year 2030. Under the current Tax Cuts and Jobs Act (H.R. 1) (the “Act”), federal net operating losses generated after December 31, 2017 can be carried forward indefinitely but only 80% of taxable income can be offset with a net-operating loss deduction. Net operating losses generated in years 2017 and prior may be fully utilized up to 100% of taxable income and they still maintain their 20-year carry-forward life.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s open tax years beginning in tax year 2014 are subject to federal and state tax examinations.

Note 10. RELATED PARTY TRANSACTIONS

As more fully described in Notes 3 and 4 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of the following:

	December 31,	December 31
	2018	2017
Due to Related Party	$8,921	$8,921
Due to officer/stockholder	8,955	8,398
Due to other stockholders	3,100	6,790
Total Related Party Obligations	$20,976	$24,109

The company has entered into an employment agreement with its Chief Executive Officer (CEO) for the five year period beginning January 1, 2012. The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the base compensation of the Company’s CEO is $100,000 per annum which has been accrued for the years ended December 31, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. During the year ended December 31, 2016, $18,974 in accrued compensation was paid. Accrued compensation in the amount of $30,000 was converted to shares of common stock during 2015. In the quarter ended June 30, 2017, $45 in accrued CEO compensation was converted to Series A Preferred shares. During the quarter ended September 30, 2017, $25,500 in accrued compensation was paid to the CEO. Effective October 1, 2017, the employment agreement between the Company and its CEO was amended to increase the annual salary to $150,000. During the quarter ended December 31, 2017 $44,673 in accrued compensation was paid to the CEO. As of December 31, 2018, the company owes accrued compensation to it’s CEO in the amount of $388,981.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

As more fully described in Note 1 and Note 5 to the financial statements, $18,986 in accrued interest on the $150,000 note was satisfied through the issuance of 17,273 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with its embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock. During the quarter ended March 31, 2018, $15,000 in principal on this note was satisfied by the conversion into 60,000 shares of the Company’s common stock. During the quarter ended June 30, 2018, $7,500 in principal on this note was satisfied by the conversion into 30,000 shares of the Company’s common stock. During the quarter ended June 30, 2018 the original related-party noteholder sold $20,000 in principal on this note to an unrelated third party investor thereby leaving $80,250 in principal balance due to the related party original noteholder and $20,000 in principal due to the unrelated third-party investor. During the year ended December 31, 2018 the Company made cash paydowns to the noteholder in the total amount of $32,550. In addition, $30,195 in principal balance on the note was converted into 495,000 shares of the Company’s common stock. The ending principal balance on this note at December 31, 2018 is $51,005 to the original noteholder. During the year-ended December 31, 2018 the unrelated third-party noteholder converted $3,350 in principal balance into 120,000 shares of the Company’s common stock thereby leaving a principal balance to this unrelated noteholder in the amount of $16,650.

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $4,633,720 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of its flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. Management believes the Company’s present cash and cash equivalents will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued unless the Company received additional funding.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

During the quarter ended December 30, 2018, there were no issuances from the 2018 Plan and therefore as of December 31, 2018 there is a balance of 170,500 shares available for future issuance under the Medifirst Solutions, Inc. 2018 Equity Incentive Plan.

Note 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the consolidated financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Subsequent to the year ended December 31, 2018 the Company issued an aggregate 2,049,043 shares of Common Stock upon conversions of an aggregate principal amount equal to $34,038 outstanding convertible promissory notes and $2,977 in accrued interest.

Subsequent to the year ended December 31, 2018 the Company issued an aggregate 277,000 shares of Common Stock to consultants for services performed. These 277,000 shares were issued under the Company’s 2019 Equity Incentive Plan.

Subsequent to the year ended December 31, 2018 the Company issued an aggregate 52 shares of Series C Convertible Preferred Stock to consultants for services performed. These 52 shares of Series C Convertible Preferred Stock are convertible into 1,550,000 shares of common stock of the Company. These 52 shares of Series C Convertible Preferred Stock will be recorded on the Company’s books at fair value using a Black-Scholes pricing model.

On January 24, 2019, the Company entered into a Securities Purchase Agreement with an investor to issue a convertible promissory note in the amount of $43,000. The note pays 12% interest per annum and matures on November 15, 2019. After six months from the date of the note, the investor may convert the principal balance into common stock of the Company. On January 28, 2019 the cash funding was received by the Company and the convertible note was issued.

On February 4, 2019, the Company entered into a Securities Purchase Agreement with an investor to issue a convertible promissory note in the amount of $38,000. The note pays 12% interest per annum and matures on November 30, 2019. After six months from the date of the note, the investor may convert the principal balance into common stock of the Company. On February 6, 2019 the cash funding was received by the Company and the convertible note was issued.

On February 20, 2019, the Company entered into a Securities Purchase Agreement with an investor to issue a convertible promissory note in the amount of $54,000. The note pays 8% interest per annum and matures on August 20, 2019. At any time after the date of the note, the investor may convert the principal balance of the note into common stock of the Company. On February 21, 2019 the cash funding was received by the Company and the convertible note was issued to the investor.

On February 25, 2019, the Company entered into a Securities Purchase Agreement with an investor to issue a convertible promissory note in the amount of $65,000. The note pays 12% interest per annum and matures on February 25, 2020. At any time after six months from the date of the note, the investor may convert the principal balance of the note into common stock of the Company. On February 26, 2019 the cash funding was received by the Company and the convertible note was issued to the investor.

On February 27, 2019, the Company entered into a Securities Purchase Agreement with an investor to issue a convertible promissory note in the amount of $154,500. The note pays 8% interest per annum and contains a $15,000 original issue discount (OID). The note is to be funded in two tranches. After funding of the initial tranche, the principal balance of the note will be $51,500 which includes the first tranche of $46,500 and $,5000 of pro-rated OID. The maturity date for each tranche shall be 18 months from the effective date of each tranche payment. At any time after the date of the note, the investor may convert the principal balance of the note into common stock of the Company. On March 1, 2019 the cash funding for the initial tranche was received by the Company and the convertible note issued to the investor.

On March 8, 2019, the Company issued sixty (60) shares of the Company’s Series C Convertible Preferred Stock to the Company’s Chief Executive Officer. Each share of Series C Preferred has a $100.00 stated value per share. Subject to a beneficial ownership limitation equal to 4.99% and a prohibition on conversions within the first sixty days of its issuance, each share of Series C Preferred is convertible into 25,000 shares of the Company’s common stock. Holders of Series C Preferred are not entitled to receive dividends. In the event of any liquidation, dissolution or winding up of the Company, holders of Series C Preferred are entitled to distributions from the assets in an amount equal to, or if less, on a prorated basis, the Stated Value per share of Series C Preferred held by such holders. Holders of Series C Preferred are entitled to vote, on an as-converted basis, together with holders of Common Stock on all actions to be taken by the shareholders of the Company.

Subsequent to the year ended December 31, 2018 the Company created the Medifirst Solutions, Inc. 2019 Equity Incentive Plan which is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The total number of shares of Common Stock which may be purchased or granted directly by Options, Stock Awards or Restricted Stock Purchase Offers, or purchased indirectly through exercise of Options granted under the Plan shall not exceed Five Million (5,000,000). Subsequent to the year end, the Company issued 277,000 shares under this plan.

On March 7, 2019, the Company entered into a Distribution Agreement with a company based in Guatemala City, Guatemala, Central America to distribute its products(s) on a non-exclusive basis throughout Latin America. The term of this agreement is for three years and shall automatically renew for successive three year periods unless either party notifies the other, in writing, that they do not desire renewal.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment of internal control over financial reporting, management used the criteria established in the 2013 Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2018 due to a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Additionally, the Company does not have a formal audit committee and is not currently required to have one, and the Board of Directors does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer and director and his age are as follows:

Executive Officers and Directors

Name	Age	Office	Since
Bruce Schoengood	60	Chief Executive Officer and Director	March 16, 2011

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We do not currently have a Code of Ethics, as defined under the rules and regulations of the Exchange Act. The Company does not believe a Code of Ethics is necessary because the Company only has one person serving as the sole officer, director and employee.

Nomination Process

As of December 31, 2018, we did not affect any material changes to the procedures by which stockholders may recommend nominees to the board of directors. We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The table below sets forth all cash compensation paid or proposed to be paid by us to our chief executive officer, or only executive officer, for services rendered in all capacities to the Company during fiscal year and 2017 and 2018.

Summary Compensation Table

Name and Principal Position	Fiscal year Ended December 31	Salary ($)	Bonus ($)	Other Annual Compensation ($)	TOTAL
Bruce Schoengood, CEO	2018	$150,000	0	$0	$150,000
	2017	$112,500	0	$0	$112,500

Compensation Policy

Our sole director and officer currently earns $150,000 annual salary.

Stock Grants or Awards

In July 2016, the Company issued Bruce Schoengood 350 shares of Common Stock in consideration of his continued services provided to the Company.

On June 16, 2017, the Company issued 450,000 shares of Series A Preferred Stock to the Company’s Chief Executive Officer, Bruce Schoengood, in consideration for and in recognition of performance and value received by the Company in connection with the services he has provided.

Subsequent to the fiscal year end, the Company issued sixty (60) shares of its Series C Convertible Preferred Stock (“Series C Preferred”) to Bruce Schoengood. Each share of Series C Preferred has a $100.00 stated value but are not entitled to dividend rights. Subject to a beneficial ownership limitation equal to 4.99%, each share of Series C Preferred is convertible into 25,000 shares of Common Stock. Holders of Series C Preferred are entitled to vote, on an as-converted basis, together with holders of Common Stock on all actions to be taken by the shareholders of the Company. These shares were granted to Mr. Schoengood as a reward for Mr. Schoengood’s efforts and an incentive for Mr. Schoengood’s continued efforts in expanding the Company’s offerings and businesses in the medical pain management markets.

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Equity Compensation Plans

We have the following stock-based compensation plans: the 2016 Equity Incentive Plan, the MFST Equity Incentive Plan, the 2017 Equity Incentive Plan, the 2018 Equity Incentive Plan and the 2019 Equity Incentive Plan. As of April 12, 2019, there were no shares available for issuance under the 2016 Equity Incentive Plan and the MFST Equity Incentive Plan and there were 17,000 share available for issuance under the 2017 Equity Incentive Plan and there were 170,500 share available for issuance under the 2018 Equity Incentive and there were 4,723,000 share available for issuance under the 2019 Equity Incentive Plan. None of these plans have been used to compensate our officers or directors.

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

Name of beneficial owner	Amount of Beneficial ownership	Percent of class(2)
Bruce Schoengood(1)	1,506,195	20.61%

(1)	Includes 6,195 shares of Common Stock and 1,500,000 shares of Common Stock into which the 60 shares of Series C Preferred Stock held by Mr. Schoengood may be converted. Does not include 500,000 shares of Series A Preferred stock held by Mr. Schoengood. Although the Series A Preferred shares are not convertible they provide for a voting right of 2,000 per share, which voting privilege, along with common stock owned by Mr. Schoengood, constitutes approximately 99.42% of the voting rights of the Company.

(2)	The percent of class is based on 5,808,883 shares of common stock issued and outstanding as of April 12, 2019.

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

On March 8, 2016, the Company, through its wholly-owned subsidiary, Medical Laser Manufacturer, Inc., memorialized in a Product and Know-How License Agreement with Medical Lasers Manufacturer, Inc., a Florida corporation doing business as Laser Lab Corp., a company operated and partially owned by the son of Bruce Schoengood, the Company’s Chief Executive Officer. The agreement licensed the use of various intellectual property in connection with seeking regulatory approval for and marketing, distributing and selling The Time Machine Series Lasers. Pursuant to the License Agreement, the Company agreed to issue to Laser Lab 25,000 shares of Series B Preferred and a promissory note in principal amount of $150,000 and bearing interest at 10% per annum. The principal and interest due under the Promissory Note was payable on September 8, 2017. As the Company was unable to pay the amounts due under the Promissory Note, the holder and the Company entered into certain amendments and extensions to change the maturity date to September 8, 2019 and in allow the holder of the Promissory Note to convert principal and interest under the Promissory Note at a conversion price per share equal to 50% of the lowest quoted trading price of the Company’s common stock for the twenty trading days prior to the date of such conversion election. At December 31, 2018 the remaining principal balance of the Promissory Note was equal to $51,005.

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

On March 8, 2019, the Company issued sixty (60) shares of its Series C Preferred to Bruce Schoengood. Each share of Series C Preferred has a $100.00 stated value but are not entitled to dividend rights. Subject to a beneficial ownership limitation equal to 4.99%, each share of Series C Preferred is convertible into 25,000 shares of Common Stock. Holders of Series C Preferred are entitled to vote, on an as-converted basis, together with holders of Common Stock on all actions to be taken by the shareholders of the Company. These shares were granted to Mr. Schoengood as a reward for Mr. Schoengood’s efforts and an incentive for Mr. Schoengood’s continued efforts in expanding the Company’s offerings and businesses in the medical pain management markets.

No director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member living with such persons, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended December 31, 2018 or December 31, 2017 or December 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fruci & Associates II, PLLC served as our independent registered public accounting firm and audit our financial statements for the years ended December 31, 2018 and 2017. The following table represents a summary of fees billed to the Company from its principal independent accountants for professional services rendered for the years ended December 31, 2018 and 2017.

	December 31,	December 31,
	2018	2017
Audit fee	$20,500	$20,500
Audit related fees	2,750	1,750
Tax fees	0	-
All other fees	0	-
TOTAL	$23,250	$22,250

Audit Fees

“Audit Fees” consist of fees billed for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly reports, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years. Audit fees expenses for professional services rendered in respect to the audit of our annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and 2017, were $23,250 and $22,250.

Audit Related Fees

“Audit Related Fees” consist of fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported as “Audit Fees.” For the years ended December 31, 2018 and December 31, 2017 the aggregate “Audit Related Fees” were $2,750 and $1,750 respectively.

Tax Fees

“Tax Fees” consist of fees billed for professional services for tax compliance, tax advice, and tax planning. Tax preparation fees expenses for professional services in respect to the filing of the Company’s income taxes for the years ended December 31, 2018 and 2017 were $0 and $0 respectively.

All Other Fees

Fees billed that were not related to audit or other services as described above, during the years ended December 31, 2018 and 2017 were $-0- and $-0-  respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation filed on November 8, 2010(1)

3.2	Certificate of Amendment to Articles of Incorporation filed on March 28, 2011(1)

3.3	By-laws adopted on November 15, 2010(1)

3.4	Certificate of Amendment to Articles of Incorporation filed on December 19, 2011(1)

3.5	Certificate of Amendment to Articles of Incorporation filed on November 19, 2015(6)

3.6	Certificate of Designation of Series B Convertible Preferred Stock filed on September 24, 2015(3)

3.7	Amended Certificate of Designation of Series A Preferred Stock filed on October 15, 2015(6)

4.1	Specimen Common Stock Certificate(1)

4.2	Convertible Debenture, dated June 12, 2015(6)

4.3	8% Convertible Redeemable Note due October 8, 2016(6)

4.4	5% Convertible Promissory Note due October 12, 2016(6)

4.5	Promissory Note, dated March 8, 2016(3)

4.6	8% Convertible Redeemable Note due January 7, 2017(5)

4.7	8% Convertible Redeemable Back End Note due January 7, 2017(5)

4.8	8% Convertible Redeemable Replacement Note due January 7, 2017(5)

4.9	8% Convertible Redeemable Note due March 7, 2017(6)

4.10	8% Convertible Redeemable Back End Note due March 7, 2017(6)

4.11	8% Convertible Redeemable Replacement Note due February 28, 2017(6)

4.12	8% Convertible Redeemable Note due May 2, 2017(7)

4.13	8% Convertible Redeemable Replacement Note due May 2, 2017(7)

4.14	Medifirst Solutions, Inc. 2016 Equity Incentive Plan(8)

4.15	Convertible Redeemable Note due March 27, 2018(9)

4.16	Convertible Redeemable Replacement Note due March 27, 2018(9)

4.17	Medifirst Solutions, Inc. MFST Equity Incentive Plan(10)

4.18	Medifirst Solutions, Inc. 2017 Equity Incentive Plan(11)

4.19	Medifirst Solutions, Inc. 2018 Equity Incentive Plan(12)

4.20	Certificate of Designation of Series C Convertible Preferred Stock (16)

4.21	Medifirst Solutions, Inc. 2019 Equity Incentive Plan (18)

10.1	Asset Purchase Agreement, dated October 31, 2014, between Dr. Park Avenue Inc. and Dr. Park Ave.(2)

10.2	Agreement and Plan of Reorganization, dated August 19, 2015(4)

10.3	Sale and Purchase Agreement for Goods, dated August 25, 2015(6)

10.4	Trademark Purchase Agreement, dated August 21, 2015(6)

10.5	Securities Purchase Agreement, dated January 7, 2016(5)

10.6	Product and Know-How License Agreement(3)

10.7	Employment Agreement between the Company and Bruce Schoengood(6)

10.8	Securities Purchase Agreement, dated May 2, 2016(7)

10.9	Securities Purchase Agreement, dated May 1, 2017(13)

10.10	AOTEX Distribution Agreement dated August 4, 2017(14)

10.11	Morocco Distribution Agreement dated August 31, 2017(15)

10.12	8% Convertible Redeemable Replacement Note due May 1, 2018(13)

10.13	8% Convertible Redeemable Replacement Back End Note due May 1, 2018(13)

10.14	Securities Purchase Agreement, dated October 5, 2018 (16)

10.15	8% Convertible Promissory Note due April 1, 2020 (16)

10.16	8% Convertible Promissory Note due May 19, 2020 (17)

10.17	Securities Purchase Agreement, dated January 24, 2019 (19)

10.18	8% Convertible Promissory Note due May 24, 2020 (19)

10.19	Securities Purchase Agreement, dated February 4, 2019 (20)

10.20	8% Convertible Promissory Note due November 30, 2019 (20)

10.21	Securities Purchase Agreement, dated February 20, 2019 (21)

10.22	8% Convertible Promissory Note due August 20, 2020 (21)

10.23	Securities Purchase Agreement, dated February 25, 2019 (21)

10.24	12% Convertible Promissory Note due February 25, 2020 (21)

10.25	Securities Purchase Agreement, dated February 27, 2019 (21)

10.26	8% Tranche Convertible Promissory Note due August 27, 2020 (21)

10.27	Securities Purchase Agreement, dated March 22, 2019 (22)

10.28	8% Convertible Promissory Note due September 21, 2020 (22)

21.1	Subsidiaries*

23.1	Consent of Fruci & Associates II, PLLC.*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 30, 2011.

(2)	Incorporated by reference to the Company’s report on Form 8-K filed November 6, 2014.

(3)	Incorporated by reference to the Company’s report on Form 8-K filed March 14, 2016.

(4)	Incorporated by reference to the Company’s report on Form 8-K filed August 21, 2015.

(5)	Incorporated by reference to the Company’s report on Form 8-K Filed January 14, 2016.

(6)	Incorporated by reference to the Company’s report on Form 10-K filed April 14, 2016.

(7)	Incorporated by reference to the Company’s Form 8-K filed May 6, 2016.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed August 2, 2016.

(9)	Incorporated by reference to the Company’s Form 8-K filed October 17, 2016.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed December 8, 2016.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed May 4, 2017.

(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed January 1, 2018.

(13)	Incorporated by reference to the Company’s Form 8-K filed May 8, 2017.

(14)	Incorporated by reference to the Company’s Form 8-K filed August 7, 2017.

(15)	Incorporated by reference to the Company’s Form 8-K filed September 6, 2017.

(16)	Incorporated by reference to the Company’s Form 8-K filed October 12, 2018

(17)	Incorporated by reference to the Company’s Form 8-K filed November 28, 2018

(18)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed January 11, 2019

(19)	Incorporated by reference to the Company’s Form 8-K filed February 5, 2019

(20)	Incorporated by reference to the Company’s Form 8-K filed February 12, 2019

(21)	Incorporated by reference to the Company’s Form 8-K filed February 27, 2019

(22)	Incorporated by reference to the Company’s Form 8-K filed March 29, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2019	MEDIFIRST SOLUTIONS, INC.

	By:	/s/ Bruce Schoengood
Bruce Schoengood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Bruce Schoengood	President, Chief Executive Officer,	April 15, 2019
	Bruce Schoengood	Principal Financial Officer, Director