Form 10-Q
period 2019-03-31
Medifirst Solutions, Inc.
filed 2019-05-20
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:

000-55465

MEDIFIRST SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3888260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4400 Route 9 South, Suite 1000, Freehold NJ	07728
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 732-786-8044

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None.

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

As of May 20, 2019, there were 9,050,333 shares of Common Stock, $0.0001 par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDIFIRST SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Medifirst Solutions, Inc.

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current Assets:
Cash	$275,705	$83,387
Accounts receivable	$4,300	$-
Inventory	31,163	32,677
Total current assets	311,168	116,064

Property, Plant and Equipment, net	432	592

Operating lease right of use asset, net	36,959	-

Other Assets
Security Deposit	650	650
Intangible Asset-License Agreement, net	97,501	101,252
Total other assets	135,110	101,902

Total Assets	$446,710	$218,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$200,414	$221,770
Accrued expenses - officer’s compensation	403,186	388,981
Due to related party	8,921	8,921
Loans payable - stockholders	6,375	8,375
Note Payable for license agreement	-	-
Convertible notes payable	588,092	522,446
Convertible notes payable - related party	41,505	51,005
Derivative Liabilities	946,703	263,468
Operating lease obligation - current portion	15,724	-
Total current liabilities	2,210,919	1,464,966

Operating lease obligation, net of current portion	21,818	-

Total liabilities	2,232,737	1,464,966

Commitments & Contingencies (Note 8)	-	-

Stockholders’ Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 8,000 and 8,000 shares issued and outstanding, respectively	1	1
Series C convertible preferred stock, $0.0001 par value; 5,000 shares authorized, 315 and 177 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 4,000,000,000 shares authorized, 5,808,883 and 3,482,840 shares issued and outstanding, respectively	580	348
Additional paid in capital	3,755,408	3,486,856
Accumulated deficit	(5,542,067)	(4,733,663)
Total Stockholders’ Equity	(1,786,028)	(1,246,408)

Total Liabilities & Stockholders’ Equity	$446,710	$218,558

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	For the Three Months Ended March 31,
	2019	2018

Product sales, net	17,900	4,550
Consulting Income	8,500	-
	26,400	4,550
Cost of goods sold	1,515	379
Gross income	24,885	4,171

Expenses:
Officer’s compensation	37,500	37,500
Advertising and promotion	671	789
Computer and internet	479	150
Consulting fees	205,515	38,100
Professional fees	8,202	36,315
Rent	-	5,822
Operating lease	3,188	-
Travel	486	870
Dues and subscriptions	866	269
Other	18,820	21,279
	275,727	141,094

Net loss from Operations before other income, expenses	(250,842)	(136,923)

Other income and (expense)
Interest expense	(130,998)	(134,703)
Interest income	1	-
Gain on extinguishment of debt	10,561	-
Change in fair value -derivatives	(437,126)	(22,943)

Net loss before provision for income tax	$(808,404)	$(294,569)

Provision for income taxes	-	-

Net Loss	$(808,404)	$(294,569)

Loss per common share - Basic and fully diluted	$(0.17)	$(0.28)

Weighted average number of shares outstanding - Basic and fully diluted	4,775,553	1,066,708

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

For the Year Ended December 31, 2018 and the three months ended March 31, 2019 (unaudited)

	Common Stock		Preferred Class A		Preferred Class B		Preferred Class C		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2018	849,437	85	500,000	50	8,000	1	-	-	2,831,163	(3,665,129)	(833,830)
Issuance of common shares upon conversions of notes payable	376,111	38							41,635		41,673
Issuance of common shares for services rendered	18,000	2							7,200		7,202
Adjustment for reverse stock split taken place in 2018									124,232		124,232
Additional paid in capital from derivative liability on debt conversion									77,117		77,117
Net Loss										(294,569)	(294,569)
Balance - March 31, 2018	1,243,548	125	500,000	50	8,000	1	-	-	3,081,347	(3,959,698)	(878,175)
Issuance of common shares upon conversions of notes payable	92,015	9							9,089		9,098
Issuance of common shares for services rendered	67,500	7							20,252		20,259
Adjustment for reverse stock split taken place in 2018									15,934		15,934
Additional paid in capital from derivative liability on debt conversion									36,043		36,043
Net Loss										(436,327)	(436,327)
Balance - June 30, 2018	1,403,063	141	500,000	50	8,000	1	-	-	3,162,665	(4,396,025)	(1,233,168)
Issuance of common shares upon conversions of notes payable	427,755	42							11,646		11,688
Issuance of common shares for services rendered	634,053	63							46,070		46,133
Issuance of preferred shares for services rendered											-
Additional paid in capital from derivative liability on debt conversion									10,441		10,441
Net Loss										(40,112)	(40,112)
Balance - September 30, 2018	2,464,871	246	500,000	50	8,000	1	-	-	3,230,822	(4,436,137)	(1,205,018)
Issuance of common shares upon conversions of notes payable	1,017,959	102							22,635		22,737
Issuance of common shares for services rendered	-	-									-
Issuance of preferred shares for services rendered							177	-	204,182		204,182
Additional paid in capital from derivative liability on debt conversion									29,218		29,218
Net Loss										(297,526)	(297,526)
Balance - December 31, 2018	3,482,830	348	500,000	50	8,000	1	177	-	3,486,856	(4,733,663)	(1,246,408)
Issuance of common shares upon conversions of notes payable	2,049,043	205							$36,810		37,015
Issuance of common shares for services rendered	277,000	28							$14,099		14,127
Issuance of preferred shares for services rendered							138	-	$184,507		184,507
Additional paid in capital from derivative liability on debt conversion									$33,135		33,135
Net Loss										(808,404)	(808,404)
Balance - March 31, 2019	5,808,873	581	500,000	50	8,000	1	315	-	3,755,408	(5,542,067)	(1,786,027)

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$(808,404)	$(294,569)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	3,910	3,910
Gain on debt settlement	(10,561)	-
Stock Based Compensation	198,634	9,000
Change in assets and liabilities
Accounts receivable	(4,300)	-
Accounts payable and accrued expenses	(7,156)	15,956
Change in fair value - derivatives	437,126	22,943
Amortization of debt discount & other financing costs	94,172	117,285
Related party and stockholder’s loan	(2,000)	(406)
Prepaid expenses		(6,200)
Change in operating lease right of use asset	(36,959)	-
Change in operating lease obligation	37,542	-
Inventory	1,514	379
Net cash used by operating activities	(96,482)	(131,702)

Cash flows from investing activities:
None	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Principal payments on debt	(5,700)	-
Proceeds from sale of Convertible notes payable	294,500	78,750
Net cash provided by financing activities	288,800	78,750

Net increase (decrease) in cash	192,318	(52,952)
Cash at beginning of period	83,387	287,569
Cash at end of period	$275,705	$234,617

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$500	$135

Non-cash investing and financing activities:
Common stock issued for convertible debt-related party	$3,800	$15,000

Derivative liability extinguished upon conversion	$33,135	$77,117

Common stock issued for convertible debt with derivatives	$33,215	$64,245

New discounts associated with derivatives on convertible debt	$241,691	$-

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

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

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Medifirst Solutions Inc. and its wholly owned subsidiary (Medical Laser Manufactures, Inc., and Concierge Concepts Rx (CCRx) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2019, the consolidated results of its operations for the three-month periods ended March 31, 2019 and 2018, the consolidated change in stockholders’ equity for the three-month period ended March 31, 2019 and 2018 and the consolidated cash flows for the three-month periods ended March 31, 2017 and 2018. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Revenue Recognition

The Company also derives consulting revenue from it’s CCRx division. Such revenue is recognized at the time services are performed.

The Company adopted the new accounting standard on revenue recognition, ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, which became effective on January 1, 2018. Since the Company was classified as an Emerging Growth Company under SEC rules, ASC 606 was not adopted until January 1, 2019.

Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns are estimated based on the Company’s historical return experience. Revenue is presented net of returns. The Company’s revenue recognition policy standards include the following elements under ASU No. 2014-09 (Topic 606):

i.	Identify the contract with a customer. In general, the contract with the customer is usually a purchase order for the sales of laser devices. For consulting work, there is a written contract with the customer and a statement of work.

ii.	Identify the performance obligations in the contract. The performance obligation under the laser sales contract is the shipment and delivery of the product to the customer. The performance obligations under consulting contracts is the successful performance of the consulting work detailed in the statement of work

iii.	Determine the transaction price. The transaction price is negotiated by the customer and the Company’s sales team and/or CEO for laser sales. For consulting work, the price is determined based upon hours and commitment of time devoted by the consultants.

iv.	Allocate the transaction price to the performance obligations in the contract. The transaction price is allocated to the performance obligation of the delivery of the laser product. The transaction price is allocated to the amounts contracted in the consulting agreements for consulting revenue.

v.	Recognize revenue when (or as) the entity satisfies a performance obligation. Upon shipment (FOB) and delivery (FOB destination) of laser products, revenue is recognized. Upon completion of statement of work in the consulting contracts revenue is recognized.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of March 31, 2019 or December 31, 2018.

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

March 31, 2019 (unaudited)

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

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company’s common stock. During the quarter ended June 30, 2018, the original noteholder assigned $20,000 in principal to an unrelated third-party. There were $32,550 in cash principal paydowns to the original noteholder during the year ended December 31, 2018. There were an additional $33,345 in conversions to common stock that took place on these two notes during the year ended December 31, 2018. During the quarter-ended March 31, 2019 there were $5,700 in principal paydowns to the original noteholder and $3,800 in conversions to common stock. The principal balance on this note as of March 31, 2019 is $41,505 to the original noteholder and $16,650 in principal balance to the new unrelated third-party noteholder.

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

March 31, 2019 (unaudited)

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

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As described in Note 5 to the financial statements, as of March 31, 2019, convertible debt can be converted into approximately 49,753,279 shares of common stock.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2019, and does not expect this to change significantly over the next 12 months.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value on the issuance date. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 did not have any impact on the Company’s financial statement presentation or disclosures. The Company did not have any equity instruments that required revaluation under this new standard.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and March 31, 2019, the Company had $83,382 and $275,705 in cash equivalents respectively.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Recent Pronouncements

The Company is no longer an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for the Company beginning in the first fiscal quarter of 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This update standard is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In August 2018, the Securities and Exchange Commission (the “SEC”) issued a final rule that amends certain of the SEC’s disclosure requirements, including requirements relating to disclosures about changes in stockholders’ equity. For Quarterly Reports on Form 10-Q, the final rule extends to interim periods the annual requirement in Rule 3-04 of Regulation S-X, to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 of Regulation S-X permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. SEC staff has indicated it would not object if a registrant’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Therefore, the Company conformed to this rule in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2017
Computer equipment	$8,956	$8,956
Less: accumulated depreciation	(8,525)	(8,365)

	$432	$592

Depreciation expense was $159 and $159, for the quarters ended March 31, 2019 and 2018 respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at March 31, 2019 and December 31, 2018, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the quarter ended March 31, 2019 and the year ended December 31, 2018 a stockholder of the Company advanced the Company $-0- and $-0- respectively. The loan has a balance of $6,375 at March 31, 2019 and $8,375 at December 31, 2018, respectively. The loan bears no interest and is payable on demand.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company’s common stock at $0.0001 per share. Subsequently, in 2014, in a private transaction, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500 shares of the Company’s common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400 shares of the Company’s common stock. At March 31, 2019 and December 31, 2018, the loan balance was $100 and $100, respectively.

At March 31, 2019 and December 31, 2018, the Company was indebted to a stockholder in the amount of $1,000 and $1,000, respectively. The loan has an interest rate of 26.7%. Principal and accrued interest were due and payable on January 1, 2014.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

In March and April 2014, the new note holder converted an additional $90 of note principal into 900,000 shares of common stock as follows:

Date of Conversion	Principal Amount Converted	Conversion Rate	Shares Received
March 2014	$50	$0.0001	500
April 2014	$40	$0.0001	400

Subsequent to these conversions there remains $125 in note principal outstanding at March 31, 2019.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400 shares of the Company’s common stock at $0.0006 per share. At March 31, 2019 and December 31, 2018, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company’s common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 580,307 shares at March 31, 2019 and 347,936 shares at December 31, 2018.

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

In October 2014, the note holder converted $1,100 of note principal into 1,100 of the Company’s common stock. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 347,936 shares at December 31, 2018 and 49,753,279 shares at March 31, 2019.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company’s common stock. At March 31, 2019 and December 31, 2018, the remaining principal balance on this portion of the note is $715 and $715 respectively.

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company’s common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. During January 2017, the current noteholder converted $1,100 in principal balance into 11,000 shares of common stock. During the same period, the current noteholder transferred $600 of the remaining principal balance to another investor who then converted the entire principal balance he received into 6,000 shares of common stock. During April 2017, the current noteholder converted $410 of remaining principal into 6,000 shares of common stock. There remains $890 in principal balance at March 31, 2019 and at December 31, 2018.

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 (“the Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. During the quarter ended March 31, 2017 the noteholder converted $32,298 of the principle balance into 23,490 shares of common stock thereby leaving a principal balance of $25,452 on the note at December 31, 2017. During the first quarter of 2018, the noteholder converted $23,000 of the principle balance into 122,727 shares of common stock thereby leaving a principal balance of $2,452 on the note at June 30, 2018. During the quarter ended September 30, 2018, the noteholder converted the remaining balance of the note into 148,316 shares on common leaving no balance due on the note as of December 31, 2018. There is $12,896 in accrued interest and penalty assessments on this note as of December 31, 2018 which is included in accrued expenses payable on the balance sheet. During the quarter-ended March 31, 2019 the Company reached a settlement agreement with the noteholder where it paid in cash or through conversion all the outstanding interest and penalty and nothing is due to the noteholder as of March 31, 2019. The noteholder converted $5,813 of interest and penalty into  398,859 shares of common stock of the Company and $9,815 was paid in cash to the noteholder by the Company thereby resulting in a recognized loss on the extinguishment of the debt in the amount of $2,732.

Convertible Notes Payable - Funding (8%)

On May 1, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) for the sale of convertible redeemable notes in aggregate principal amount of $1,012,500. The back end-notes were all cancelled so only a total of $506,250 were actually funded. On May 1st, 2017 and June 2, 2017, the Company and the Investor conducted the first two closings under the Purchase Agreement, pursuant to which the Company issued to the Investor (i) a convertible redeemable note in principal amount of $131,250 (the “$131K Note”); and (ii) a convertible redeemable note in principal amount of $125,000 (the “$125K Note”). On July 10, 2017 and August 7, 2017, the Company and the Investor conducted the second two closings under the Purchase Agreement, pursuant to which the Company issued to the Investor two convertible redeemable notes each in the principal amount of $125,000;

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

During the quarter ended December 31, 2017 (after the six-month waiting period) the holder of the original note in the principal amount of $131,250 converted $21,500 and $15,350 of the note’s principal balance into 35,058 and 39,714 shares of the Company’s common stock, respectively. The principal balance remaining on this convertible note is $94,400 as of December 31,2017. During the quarter ended March 31, 2018 the holder of the original note converted, through four separate conversion transactions, a total of $38,870 of the note’s principal balance into total of 193,384 shares of the Company’s common stock. During the quarter ended June 30, 2018 the holder of the original note converted $10,030 of the note’s principal balance into total of 62,015 shares of the Company’s common stock. During the quarter ended September 30, 2018 the holder of the original note converted $2,200 of the note’s principal balance into total of 69,439 shares of the Company’s common stock. During the quarter ended December 31, 2018 the holder of the original note converted $10,640 of the note’s principal balance and $1,312 of accrued interest into total of 148,545 shares of the Company’s common stock. During the quarter-ended March 31, 2019 the noteholder converted $21,125 in principal and $2,977 in accrued interest into 1,249,684 shares of common stock. The principal balance remaining on this convertible note is $11,535 as of March 31, 2019.

Convertible Notes Payable - JR (5%)

On August 2, 2017 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $50,000. The note matures on August 2, 2018 and bears interest at 5%. The note holder has the right at any time on or after the day that is six months from August 2, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at a fixed price of .003 per share. The embedded derivative on the note was valued and bifurcated effective October 1, 2018. During the quarter ended December 31, 2018, $4,500 in principal on this note was satisfied by the noteholder converting such amount into 150,000 shares of the Company’s common stock. During the quarter-ended March 31, 2019 the noteholder converted $3,300 in principal balance into 200,000 shares of the Company’s common stock. The remaining principal balance outstanding on the note is $42,200 as of March 31, 2019.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Convertible Notes Payable - MLM (10%)

As more fully described in Note 1 to the financial statements, on March 8th 2016 (with an effective date of October 1, 2015), the company, through it’s sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. During the quarter-ended June 30, 2017, $18,986 in accrued interest was satisfied through the issuance of 17,273 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with it’s embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock leaving a balance on the note of $133,750 at December 31, 2017. During the year ended December 31, 2018 the Company made cash paydowns to the noteholder in the total amount of $32,550. In addition, $30,195 in principal balance on the note was converted into 495,000 shares of the Company’s common stock. The ending principal balance on this note at December 31, 2018 is $51,005 to the original noteholder. During the year-ended December 31, 2018 the unrelated third-party noteholder converted $3,350 in principal balance into 120,000 shares of the Company’s common stock thereby leaving a principal balance to this unrelated noteholder in the amount of $16,650. During the quarter-ended March 31, 2019 the Company made principal paydowns in the amount of $5,700 to the original noteholder and the original noteholder converted $3,800 in principal balance into 200,000 shares of the Company’s common stock. The ending principal balance on this note at March 31, 2019 is $41,505 to the original noteholder and $16,650 to the unrelated third-party noteholder.

Convertible Notes Payable - LG (8%) (Notes 5 & 6)

On January 25, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $78,750. The note matures on January 25, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from January 25, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $78,750 is outstanding as of March 31, 2019.

On June 4, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $52,500. The note matures on June 4, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from June 4, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $52,500 is outstanding as of March 31, 2019.

Convertible Notes Payable - PULG (8%) (Notes 1 & 2)

On October 1, 2018 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 1) to an investor in the principal amount of $58,000. The note matures on April 1, 2020 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from October 1, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $58,000 is outstanding as of March 31, 2019.

On November 19, 2018 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 2) to an investor in the principal amount of $65,000. The note matures on May 19, 2020 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from November 19, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $65,000 is outstanding as of March 31, 2019.

Convertible Notes Payable - PULG (8%) (Notes 3, 4 & 5)

On January 24, 2019 the Company issued a convertible note payable (convertible promissory note PULG (12%) Note 3) to an investor in the principal amount of $43,000. The note matures on May 24, 2020 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from January 24, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $43,000 is outstanding as of March 31, 2019.

On February 4, 2019 the Company issued a convertible note payable (convertible promissory note PULG (12%) Note 4) to an investor in the principal amount of $38,000. The note matures on November 30, 2019 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from February 4, 2019, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $38,000 is outstanding as of March 31, 2019.

On March 26, 2019 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 5) to an investor in the principal amount of $43,000. The note matures on September 21, 2020 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from March 26, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $43,000 is outstanding as of March 31, 2019.

Convertible Notes Payable - BR (12%) (Note 1)

On February 25, 2019 the Company issued a convertible note payable (convertible promissory note BR (12%) Note 1) to an investor in the principal amount of $65,000. The note matures on February 25, 2020 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from February 25, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $65,000 is outstanding as of March 31, 2019.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Convertible Notes Payable - CB (8%) (Note 1)

On February 27, 2019 the Company issued a convertible note payable (convertible promissory note CB (8%) Note 2) to an investor in the principal amount of $51,500. The note matures on August 20, 2020 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from February 27, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $51,500 is outstanding as of March 31, 2019.

Convertible Notes Payable - GS (8%) (Note 1)

On February 20, 2019 the Company issued a convertible note payable (convertible promissory note GS (8%) Note 1) to an investor in the principal amount of $54,000. The note matures on August 20, 2020 and bears interest at 8%. The note holder has the right at any time after issuance to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $54,000 is outstanding as of March 31, 2019.

The Company’s convertible notes payable and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at March 31, 2019 as follows:

3/31/2019	Remaining	Original		Deferred	Total
	Principal	Issue	Derivative	Financing	Convertible	Derivative
Debt	Amount	Discount	Discount	Costs	Notes Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - SD	15,000				15,000
Note Payable - NW	715				715
Note Payable - MC #2	890				890
Convertible Note Payable - JR (5%)	42,200		(40,873)		1,327	69,078
Convertible Note Payable - HG (10%)	16,650				16,650
Convertible Note Payable - LGC (8%) 1	11,535				11,535	12,784
Convertible Note Payable - LGC (8%) 2	125,000		-		125,000	59,043
Convertible Note Payable - LGC (8%) 3	125,000		-	-	125,000	59,194
Convertible Note Payable - LGC (8%) 4	125,000		-	-	125,000	59,122
Convertible Note Payable - MLM (10%) (Related party)	41,505		-		41,505	72,071
Convertible Note Payable - LGC (8%) 5	78,750			-	78,750	54,656
Convertible Note Payable - LGC (8%) 6	52,500		(13,563)	(185)	38,752	29,732
Convertible Notes Payable- PULG (8%) 1	65,000		(62,319)	(1,907)	774	77,298
Convertible Notes Payable- PULG (8%) 2	58,000		(43,738)	(1,496)	12,766	69,662
Convertible Notes Payable- PULG (8%) 3	43,000		(42,606)	(2,593)	(2,199)	50,143
Convertible Notes Payable- PULG (8%) 4	38,000		(30,457)	(2,448)	5,095	43,308
Convertible Notes Payable- PULG (8%) 5	43,000		(25,225)	(2,972)	14,803	57,866
Convertible Notes Payable- BR (12%) 1	65,000		(34,103)	(4,534)	26,363	70,346
Convertible Notes Payable- CB (8%) 1	51,500	(4,708)	(51,396)	(1,412)	(6,016)	78,975
Convertible Notes Payable- GS (8%) 1	54,000	(392)	(53,156)	(2,750)	(2,298)	83,425
	$1,052,430	$(5,100)	$(397,436)	$(20,297)	$629,597	$946,703

As of March 31, 2019, the convertible notes payable can be converted into approximately 49,753,279 shares of common stock.

Note 6. DERIVATIVES AND FAIR VALUE INSTRUMENTS

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016, the 9% Convertible Note payable issued October 1, 2016 the 8% Convertible Notes Payable issued January 25, 2018 and June 4, 2018, the 8% convertible notes payable issued October 1, 2018 and November 19, 2018, the 8% convertible notes payable issued February 20, 2019 and February 27, 2019 and March 26, 2019 and to the 12% convertible notes payable issued January 28, 2019 and February 6, 2019 and February 25, 2019. Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date. The Company records the fair value of the Convertible Notes Payable and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Change in Fair Value - derivatives.” These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

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

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and May 1, 2017 and June 2, 2017 and July 10, 2017 and August 15, 2017, the 9% Convertible Note payable issued October 1, 2016, The 8% Convertible note payable issued January 25, 2018, the 8% Convertible note payable issued June 4, 2018 and the 8% convertible notes payable issued October 1, 2018 and November 19, 2018, the 8% convertible notes payable issued February 20, 2019 and February 27, 2019 and March 26, 2019 and to the 12% convertible notes payable issued January 28, 2019 and February 6, 2019 and February 25, 2019 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and March 31, 2019. The primary assumptions include: projected annual volatility of 296%-417%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of March 31, 2019 the Company’s derivative financial instruments included:

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

The 5% Convertible Note Payable and the 8% Convertible Notes Payable, the 9% convertible note payable and the 12% convertible notes payable are valued at March 31,2019. The following assumptions were used for the valuation of the embedded derivative:

-	The stock price (prior period reverse split 1,000:1) of $0.0438 increased to $0.1400 then decreased to $0.0622 in this period (basis for the variable conversion prices) would fluctuate with the Company projected volatility

-	An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

-	Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

-	Capital raising events (a single financing at 1 month from the valuation date) was previously a factor for the VV Note but are no longer projected. The full reset events projected to occur based on future stock issuance (single event) result in a reset exercise price.

-	The monthly trading volume would average $371,000 (rounded) as of 3/31/19 and would increase at 5% per month; ownership limits conversion across LG’s notes based on 4.99% with shares outstanding increasing monthly by 1%.

-	The variable conversion price of 45% to 65% over 3 to 20 trading days would have effective rates of 35.75% to 52.79%;

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

-	The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

-	The projected annual volatility for each valuation period was based on the historical volatility of the Company in the range 417% to 296%.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at March 31, 2019 as follows:

3/31/2019 Convertible Note	Derivative Treatment Date	Maturity Date	Original Principal Note Amount	Original Derivative Valuation	Derivative Valuation December 31, 2018	Quarter Ended March 31, 2019 Issuances	Quarter Ended March 31, 2019 Conversions	Ended March 31, 2019 Mark-to-Market	Derivative Valuation March 31, 2019
5 % Convertible Note- Payable - issued 6/12/2015	4/12/2016	1/7/2017	35,863	37,827	$1,431		$-	(1,431)	$-
8% Convertible Notes Payable- issued May 1, 2016	10/28/2017	5/1/2018	131,250	103,294	$15,356		$(21,462)	18,890	$12,784
8% Convertible Notes Payable- issued June 7, 2016	12/4/2017	6/7/2018	125,000	90,596	$22,808			36,386	$59,194
10% Convertible Notes Payable- issued March 8, 2016	9/15/2017	9/8/2018	150,000	167,164	$28,741		$(17,244)	60,574	$72,071
8% Convertible Notes Payable- issued August 15, 2017	4/1/2018	8/15/2018	125,000	108,878	$22,673			$36,370	$59,043
8% Convertible Notes Payable- issued July 10, 2017	4/1/2018	7/10/2018	125,000	108,061	$22,743			$36,379	$59,122
8% Convertible Notes Payable- issued January 25, 2018	4/1/2018	1/25/2019	78,750	65,896	$8,354			$46,302	$54,656
8% Convertible Notes Payable- issued June 4, 2017	6/4/2018	6/4/2018	52,500	42,755	$16,972			$12,760	$29,732
8% Convertible Notes Payable- issued August 2, 2017	10/1/2018	8/2/2020	50,000	99,234	$51,639		$(4,990)	$22,429	$69,078
8% Convertible Notes Payable- issued October 1, 2018	10/1/2018	4/1/2020	58,000	49,952	$36,818			$32,844	$69,662
8% Convertible Notes Payable- issued November 19, 2018	11/19/2018	5/19/2020	65,000	66,134	$35,933			$41,365	$77,298
12% Convertible Notes Payable- issued January 28, 2019	1/28/2019	5/24/2020	43,000		$-	26,634		$31,232	$57,866
12% Convertible Notes Payable- issued February 6, 2019	2/6/2019	11/30/2019	38,000		$-	31,746		$11,562	$43,308
8% Convertible Notes Payable- issued February 25, 2019	2/20/2019	8/20/2020	54,000		$-	74,826		$8,599	$83,425
12% Convertible Notes Payable- issued February 25, 2019	2/25/2019	2/25/2020	65,000		$-	34,811		$35,535	$70,346
8% Convertible Notes Payable- issued February 27, 2019	2/27/2019	8/27/2020	51,500		$-	75,013		$3,962	$78,975
8% Convertible Notes Payable- issued March 26, 2019	3/26/2019	9/21/2020	43,000		$-	46,775		3,368	$50,143
			$1,290,863	$939,791	$263,468	$289,805	$(43,696)	$437,126	$946,703

The Company’s mark-to-market fair value adjustment ((income)/expense) for the quarter ended March 31, 2019 totaled $437,126.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

Note 7. STOCKHOLDERS’ EQUITY

Effective July 23, 2018, the Company effected a 1-for-1,000 reverse stock split of its issued and outstanding common stock. The number of shares of common stock issued and outstanding post- reverse stock split is 1,404,073. All fractional shares have been rounded up to the next whole share. There is no reduction in the number of the Company’s shareholders of record. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse stock split as if such reverse stock split occurred on the first day of the first period presented. As a result of the aforementioned reverse stock split, additional paid-in-capital was increased by $140,169 as of December 31, 2018 on the balance sheet with a corresponding decrease in the par value of common stock issued as of the same dates.

The Company has authorized 4,000,000,000 shares of common stock with a par value of $0.0001 per share. Effective September 19, 2017, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 4,000,000,000 shares. There were 5,808,883 and 3,482,840 shares of common stock issued and outstanding at March 31, 2019 and December 31, 2018, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At March 31, 2018 and December 31, 2018, there were 500,000 shares of Series A preferred stock issued and outstanding respectively. The preferred stock has preferential voting rights of 2,000 votes per outstanding share.

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

For quarter-ended December 31, 2018, the fair value of each issuance of Series C Preferred Stock on the date of issuance is estimated using the Black-Scholes option-pricing model reflecting the following assumptions:

Expected volatility	403% to 435%
Expected life	0.7
Risk free interest rate	2.75%
Dividend yield	0.00%

During the quarter-ended March 31, 2019 the company issued 138 shares of Series C Convertible Preferred Stock for services provided to the company by various professionals. The preferred shares issued to professionals for their services were valued, in total, at $184,506 based upon a valuation using the underlying convertible feature of the company’s common stock and a Black-Scholes calculation methodology.

Expected volatility	342% to 415%
Expected life	0.7
Risk free interest rate	2.4% to 2.46%
Dividend yield	0.00%

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

As of March 31, 2019 there are a total of 315 shares Series C Convertible Preferred Stock issued and outstanding with a stated value of $31,500 and par value of $-0-.

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

During the quarter ended December 31, 2018, the Company issued an aggregate 1,017,959 shares of common stock at prices ranging from $0.019 to $0.025 per share as partial conversion of notes and accrued interest.

During the quarter ended March 31, 2019, the Company issued an aggregate 277,000 shares of common stock at a price of $0.051 per share for services provided to the Company.

During the quarter ended March 31, 2019, the Company issued an aggregate 2,049,043 shares of common stock at prices ranging from $0.015 to $0.029 per share as partial conversion of notes.

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company’s President and stockholder for $525 per month which amounted to $1,575 for the quarter-ended March 31, 2019 and 2018 respectively. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the quarter-ended March 31, 2019 and 2018 was $300. These two aforementioned commitments meet the definition of a “short-term lease” under ASC 842.20.25.2 (generally less than 12 months in duration) and therefore, the company has elected an accounting policy to not to apply the recognition requirements under ASC 842 and instead recognizes these lease payments on a straight line basis.

Total rent expense for the quarter-ended March 31, 2018 was $5,822 and was $3,188 for the quarter-ended March 31, 2019.

The following are the minimum required lease payments for the remainder of the lease term for the one operating lease (see below) under ASC 840:

2019	$18,600
2020	24,600
2021	4,100

LEASES

The Company has one operating lease for its main office location occupancy. On September 12th 2016 the Company entered into a commercial lease agreement for office premises at an original cost of $650 per month for a one-year term with the option to renew for one extended term of three years. In July 2017 the Company leased additional space at this location thereby increasing the monthly rent to $1,550. A new lease was signed in March 2018 for the same space with the rent increasing to $2,050 effective January 1, 2020 (after negotiation with the landlord). The Company has no finance leases.

Effective January 1, 2019, we adopted ASU 2016-02 “Leases” (Topic 842), which requires the recognition of lease assets and liabilities for items classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest year presented. In August 2018, the FASB issued ASU 2018-11 “Targeted Improvements to ASC 842” that included an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application of transition, which we elected. Adoption of the new standard resulted in the recording of additional net operating lease assets and lease liabilities of $41,382 and $43,326 respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities was recorded as deferred rent. The standard did not materially impact our statements of operations and cash flows.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

The required disclosures for the quarter-ended March 31, 2019 are as follows:

Lease Cost:
Operating lease cost	$5,233
Other Lease Information:
Cash paid for amounts in lease liabilities	$4,650
Operating cash flows from operating leases	$4,650
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,382
Weighted-average remaining lease term-operating leases	1.92 years
Weighted-average discount rate--operating leases	8.00%

OTHER COMMITMENTS

The Company has a distribution agreement with Dr. Ronald L. Rubin where upon any sales generated by him he will receive the following commissions:

●	20% for direct sales
●	5% for any sale that he oversees that involves another sales person
●	5% for any sales related to a distribution agreement.
●	He is to be issued 1 Series C Preferred share or 25,000 common shares per month

The Company has a distribution agreement with Dr. Gupta Pharma LLC with the following provisions:

●	The Company, via its subsidiary USA Pharma, has exclusive New Jersey distribution rights for all CBD products and non-exclusive rights to all other territories.
●	The agreement is for a term of 3 years, but parties have the right to terminate.
●	Upon agreement signing, 120 shares of Series C Convertible Preferred stock was issued by the Company to Dr. Gupta.
●	Dr. Gupta shall have 30% of the issued and outstanding common stock of the Company during the term of this agreement. Should the percentage of ownership drop below 30% then the Company must issue additional Series C Convertible Preferred Shares which are convertible into the required additional amount of common stock minus 3,000,000 shares of common stock.

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

The Company’s deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized. As of March 31, 2019, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes and has therefore recorded a full valuation allowance.

Note 10. RELATED PARTY TRANSACTIONS

As more fully described in Notes 3 and 4 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of the following:

	March 31,	December 31
	2019	2018
Due to Related Party	$8,921	$8,921
Due to officer/stockholder	8,955	8,955
Due to other stockholders	1,100	3,100
Total Related Party Obligations	$18,976	$20,976

The company has entered into an employment agreement with its Chief Executive Officer (CEO). The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the current base compensation of the Company’s CEO is $150,000 per annum. Prior CEO employment agreements accrued $100,000 in annual salary for the years ended December 31, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. As of March 31, 2019, the company owes accrued compensation to it’s CEO in the amount of $403,185.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

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

As more fully described in Note 1 and Note 5 to the financial statements, $18,986 in accrued interest on the $150,000 note was satisfied through the issuance of 17,273 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with it’s embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock. During the quarter ended March 31, 2018, $15,000 in principal on this note was satisfied by the conversion into 60,000 shares of the Company’s common stock. During the quarter ended June 30, 2018, $7,500 in principal on this note was satisfied by the conversion into 30,000 shares of the Company’s common stock. During the quarter ended June 30, 2018 the original related-party noteholder sold $20,000 in principal on this note to an unrelated third party investor thereby leaving $80,250 in principal balance due to the related party original noteholder and $20,000 in principal due to the unrelated third-party investor. During the year ended December 31, 2018 the Company made cash paydowns to the noteholder in the total amount of $32,550. In addition, $30,195 in principal balance on the note was converted into 495,000 shares of the Company’s common stock. The ending principal balance on this note at December 31, 2018 is $51,005 to the original noteholder. During the year-ended December 31, 2018 the unrelated third-party noteholder converted $3,350 in principal balance into 120,000 shares of the Company’s common stock thereby leaving a principal balance to this unrelated noteholder in the amount of $16,650. During the quarter-ended March 31, 2019 the Company made cash paydowns to the noteholder in the total amount of $5,700. In addition, $3,800 in principal balance on the note was converted into 200,000 shares of the Company’s common stock. The remaining principal balance to the original noteholder is $41,505 as of March 31, 2019 and is $16,650 to the third-party unrelated noteholder at the same date.

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $5,542,067 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of its flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. Management believes the Company’s present cash and cash equivalents will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued unless the Company received additional funding.

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

March 31, 2019 (unaudited)

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

During the quarter ended March 31, 2019 the Company created the Medifirst Solutions, Inc. 2019 EQUITY Incentive Plan which is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The total number of shares of Common Stock which may be purchased or granted directly by Options, Stock Awards or Restricted Stock Purchase Offers, or purchased indirectly through exercise of Options granted under the Plan shall not exceed 5,000,000 shares.

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

During the quarter ended March 31, 2019, 277,000 shares were issued from the 2019 Plan and therefore as of March 31, 2019 there is a balance of 4,723.000 shares available for future issuance under the Medifirst Solutions, Inc. 2019 Equity Incentive Plan.

Note 13. SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2019 the Company issued an aggregate 3,241,450 shares of Common Stock upon conversions of an aggregate principal amount equal to $93,415 outstanding convertible promissory notes and $8,956 in accrued interest.

Subsequent to the year ended December 31, 2018 the Company issued an aggregate 1 share of Series C Convertible Preferred Stock to a consultant for services performed. This 1 share of Series C Convertible Preferred Stock are convertible into 25,000 shares of common stock of the Company. The 1 share of Series C Convertible Preferred Stock will be recorded on the Company’s books at fair value using a Black-Scholes pricing model.

On April 26, 2019, the Company entered into a Securities Purchase Agreement with an investor to issue a convertible promissory note in the amount of $58,000. The note pays 8% interest per annum and matures on October 20, 2020. After six months from the date of the note, the investor may convert the principal balance into common stock of the Company. On April 26, 2019 the cash funding was received by the Company and the convertible note was issued.

Subsequent to the quarter ended March 31, 2019 a Series C Convertible Preferred shareholder converted 6 shares of Series C Convertible Preferred stock into 150,000 shares of common stock.

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

Since receiving clearance, we presented our laser and established business relationships in Morocco, China, Asia, Mid-East, Southeast Asia, Latin America and other international countries and markets. The international markets, although requiring complicated registration processes and ground work, offer the opportunity for significant distribution sales which would be very beneficial for the Company’s growth. Medifirst believes it has made significant progress in setting up a sales and corporate infrastructure and continues to advance these efforts.

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

Regarding the US market, the Company plans to ramp up efforts to promote and present the laser to medical practitioners both in their offices as well as conferences and trade shows. The Company is engaged in ongoing due diligence as related to selling its TM Laser to the consumer OTC market. This process includes meeting home safety standards, FDA resubmission as well as a new clinical home study. The Company believes that chronic pain and simple everyday pain effects millions of people. The Company believes there is potential great benefit for OTC RX home use with the prescribing doctor training and educating the patient on how to use the Laser safely and effectively. This goes to the source of the pain and reduces and/or eliminates pain by the process of eliminating inflammation via Photobiomodulation. Consistency is key to receiving the Laser treatment to gain the maximum results of the treatment to temporary increase in local blood circulation and temporary relaxation of muscles by means of topical elevated tissue temperature from infrared spectral emissions. It is of great advantage to the patient to have the Laser for home use. This is especially needed by patients who are non-ambulatory as well as financially challenged or simply unable to get to a doctor’s office several times a week.

Recent Developments

In the middle of fiscal year 2018, the Company incorporated Concierge Concepts Rx Inc. (CCRx) in the State of New Jersey, to be an 100% majority-owned subsidiary. Medifirst test-launched Concierge Concepts Rx, a new division focused on the pharmaceutical industry, to provide unique specialty drug consulting and niche billing services to independent pharmacies and retail pharmacy chains. CCRx services of specialty drug pharmacy consulting and revenue stream management utilizes over 60 years of combined specialty pharmacy and infusion therapy experience. The services are designed to increase profits for pharmacies.  Services will include: clinical review, expedited medical insurance verification, training for drug dispensing, insurance billing, collections, and reconciliation. The billing services will address any denials and include appeals and resubmissions. The division will provide key services to undervalued clients by securing reimbursement of overlooked revenue within the ever-expanding market of the specialty pharmacy market in today’s healthcare system. As we are in the early stages of development, we are testing our new business strategies and affiliations. Although we are showing revenue related to certain target market viability testing, such revenues may not sustain or be recreated until, if ever, we complete and review our test-market and roll-out strategies and determine a long-term strategy for growth and direction.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Revenues

During the three months ended March 31, 2019 and 2018, the Company’s revenue from the sale of its products was equal to $17,900and $4,550, respectively. The Company is still in developmental stage and does not generate significant revenue. In addition, the Company has $8,500 in consulting revenue for the quarter ended March 31, 2019 derived from it’s CCRx division.

Expenses

For the three months ended March 31, 2019 and 2018, expenses were $275,727 and $141,094, respectively. The reason for the increase in expenses was primarily due to substantial increases in: consulting fees. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal, Accounting, Consulting and Professional Fees

For the three months ended March 31, 2019 and 2018, professional fees were $8,202 and $36,315, respectively. The decrease was due to reduced professional fees incurred during the quarter.

Other Income/(Expense)

For the three months ended March 31, 2019 and 2018, other income was $10,562 and $-0-, respectively, and other expenses were ($568,124) and ($157,646), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, interest income on investor notes receivable, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization.

Net Income/(Loss)

For the three months ended March 31, 2019 and 2018, the Company had a net loss of ($808,404) and ($294,569).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At March 31, 2019 and December 31, 2018, our principal sources of liquidity included cash of $275,705 and $83,387, respectively.

As of March 31, 2019, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 3-month period ended March 31, 2019, the Company issued 2,049,043 shares of Common Stock upon conversions of a principal amount equal to $37,015 of outstanding convertible promissory notes.

During the 3-month period ended March 31, 2019, the Company issued an aggregate of 277,000 shares of Common Stock for consulting services under its 2019 Equity Incentive Plan.

Subsequent to March 31, 2019, the Company issued 3,241,450 shares of Common Stock upon conversions of an aggregate principal amount of $93,415 of outstanding convertible promissory notes and $8,956 in accrued interest thereon.

Subsequent to March 31, 2019, the Company issued an aggregate of 2 shares of Series C Convertible Preferred Stock for services provided by various professionals.

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

May 20, 2019	By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)