Form 10-Q
period 2019-06-30
Medifirst Solutions, Inc.
filed 2019-08-19
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

As of August 19, 2019, there were 21,908,567 shares of Common Stock, $0.0001 par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Medifirst Solutions, Inc.

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current Assets:
Cash	$313,290	$83,387
Accounts receivable	$-	$-
Inventory	47,925	32,677
Total current assets	361,215	116,064

Property, Plant and Equipment, net	351	592

Operating lease right of use asset, net	32,458	-

Other Assets
Security Deposit	650	650
Intangible Asset -License Agreement, net	93,751	101,252
Total other assets	126,859	101,902

Total Assets	$488,425	$218,558

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$217,845	$221,770
Accrued expenses - officer’s compensation	400,218	388,981
Due to related party	8,921	8,921
Loans payable - stockholders	6,373	8,375
Note Payable for license agreement	-	-
Convertible notes payable	650,857	522,446
Convertible notes payable - related party	25,225	51,005
Derivative Liabilities	684,993	263,468
Operating lease obligation - current portion	17,600	-
Total current liabilities	2,012,032	1,464,966

Operating lease obligation, net of current portion	16,025	-

Total liabilities	2,028,057	1,464,966

Commitments & Contingencies (Note 8)	-	-

Stockholders’ Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 8,000 and 8,000 shares issued and outstanding, respectively	1	1
Series C convertible preferred stock, $0.0001 par value; 5,000 shares authorized, 338 and 177 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 4,000,000,000 shares authorized, 13,441,875 and 3,482,840 shares issued and outstanding, respectively	1,344	348
Additional paid in capital	4,204,539	3,486,856
Accumulated deficit	(5,745,565)	(4,733,663)
Total Stockholders’ Equity	(1,539,632)	(1,246,408)

Total Liabilities & Stockholders’ Equity	$488,425	$218,558

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Six Months Ended June 30, 2019 and 2018 (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Product sales, net	6,425	-	24,325	4,550
Consulting Income	18,855	-	27,355	-
	25,280	-	51,680	4,550
Cost of goods sold	757	-	2,272	379
Gross income	24,523	-	49,408	4,171

Expenses:
Officer’s compensation	37,500	37,500	75,000	75,000
Advertising and promotion	2,661	1,804	3,332	2,593
Computer and internet	2,885	229	3,364	379
Consulting fees	56,877	44,103	262,392	82,203
Professional fees	23,950	40,679	32,152	76,994
Rent	-	6,522	-	12,344
Operating lease	6,581	-	9,769	-
Travel	6,820	4,569	7,306	5,439
Dues and subscriptions	2,587	1,191	3,453	1,460
Other	22,706	26,439	41,526	47,718
	162,567	163,036	438,294	304,130

Net loss from Operations before other income, expenses	(138,044)	(163,036)	(388,886)	(299,959)

Other income and (expense)
Interest expense	(192,276)	(156,132)	(323,274)	(290,835)
Interest income	296	-	297	1
Gain on extinguishment of debt	8,375	-	18,936	-
Change in fair value -derivatives	118,151	(117,160)	(318,975)	(140,103)

Net loss before provision for income tax	$(203,498)	$(436,328)	$(1,011,902)	$(730,896)

Provision for income taxes	-	-	-	-

Net Loss	$(203,498)	$(436,328)	$(1,011,902)	$(730,896)

Loss per common share - Basic and fully diluted	$(0.02)	$(0.32)	$(0.14)	$(0.60)

Weighted average number of shares outstanding - Basic and fully diluted	9,473,145	1,363,902	7,124,354	1,215,305

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

For the Year Ended December 31, 2018 and the six months ended June 30, 2019 (unaudited)

	Common Stock		Preferred Class A		Preferred Class B		Preferred Class C		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2018	849,437	85	500,000	50	8,000	1	-	-	2,831,163	(3,665,129)	(833,830)
Issuance of common shares upon conversions of notes payable	376,111	38							41,635		41,673
Issuance of common shares for services rendered	18,000	2							7,200		7,202
Adjustment for reverse stock split taken place in 2018									124,232		124,232
Additional paid in capital from derivative liability on debt conversion									77,117		77,117
Net Loss										(294,569)	(294,569)
Balance - March 31, 2018	1,243,548	125	500,000	50	8,000	1	-	-	3,081,347	(3,959,698)	(878,175)
Issuance of common shares upon conversions of notes payable	92,015	9							9,089		9,098
Issuance of common shares for services rendered	67,500	7							20,252		20,259
Adjustment for reverse stock split taken place in 2018									15,934		15,934
Additional paid in capital from derivative liability on debt conversion									36,043		36,043
Net Loss										(436,327)	(436,327)
Balance - June 30, 2018	1,403,063	141	500,000	50	8,000	1	-	-	3,162,665	(4,396,025)	(1,233,168)
Issuance of common shares upon conversions of notes payable	427,755	42							11,646		11,688
Issuance of common shares for services rendered	634,053	63							46,070		46,133
Issuance of preferred shares for services rendered											-
Additional paid in capital from derivative liability on debt conversion									10,441		10,441
Net Loss										(40,112)	(40,112)
Balance - September 30, 2018	2,464,871	246	500,000	50	8,000	1	-	-	3,230,822	(4,436,137)	(1,205,018)
Issuance of common shares upon conversions of notes payable	1,017,959	102							22,635		22,737
Issuance of common shares for services rendered	-	-									-
Issuance of preferred shares for services rendered							177	-	204,182		204,182
Additional paid in capital from derivative liability on debt conversion									29,218		29,218
Net Loss										(297,526)	(297,526)
Balance - December 31, 2018	3,482,830	348	500,000	50	8,000	1	177	-	3,486,856	(4,733,663)	(1,246,408)
Issuance of common shares upon conversions of notes payable	2,049,043	205							$36,810		37,015
Issuance of common shares for services rendered	277,000	28							$14,099		14,127
Issuance of preferred shares for services rendered							138	-	$184,507		184,507
Additional paid in capital from derivative liability on debt conversion									$33,135		33,135
Net Loss										(808,404)	(808,404)
Balance - March 31, 2019	5,808,873	581	500,000	50	8,000	1	315	-	3,755,408	(5,542,067)	(1,786,027)
Issuance of common shares upon conversions of notes payable	7,632,992	763							$189,755		190,518
Issuance of preferred shares for services rendered							23	-	$36,164		36,164
Additional paid in capital from derivative liability on debt conversion									$223,211		223,211
Net Loss										(203,498)	(203,498)
Balance - June 30, 2019	13,441,865	1,344	500,000	50	8,000	1	338	-	4,204,537	(5,745,565)	(1,539,632)

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2019 and 2018 (unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$(1,011,902)	$(730,896)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	7,741	7,820
Gain on debt settlement	(18,936)	-
Stock Based Compensation	234,798	36,000
Change in assets and liabilities
Accounts payable and accrued expenses	7,308	53,055
Change in fair value - derivatives	318,975	140,103
Amortization of debt discount & other financing costs	261,503	260,575
Related party and stockholder’s loan	(2,002)	(457)
Prepaid expenses	-	(1,550)
Change in operating lease right of use asset	(32,458)	-
Change in operating lease obligation	33,625	-
Inventory	(15,248)	379
Net cash used by operating activities	(216,597)	(234,971)

Cash flows from investing activities:
None	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Principal payments on debt	(15,500)	(11,000)
Proceeds from sale of Convertible notes payable	462,000	131,250
Net cash provided by financing activities	446,500	120,250

Net increase (decrease) in cash	229,903	(114,721)
Cash at beginning of period	83,387	287,569
Cash at end of period	$313,290	$172,848

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$500	$135

Non-cash investing and financing activities:

Derivative liability extinguished upon conversion	$256,346	$113,160

Common stock issued for convertible debt with derivatives	$27,161	$86,745

New discounts associated with derivatives on convertible debt	$375,208	$-

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

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

On April 18, 2018, the Company incorporated Concierge Concepts Rx (CCRx), in the State of New Jersey, to be an 80% majority-owned subsidiary. In consideration for his contribution of know-how, CCRx’s co-founder, Walter Molokie, CCRx has agreed to issue a 20% minority interest in CCRx to Mr. Molokie and/or his designees. On July 1, 2018 the Company acquired 100% of the equity interest in Concierge Concepts Rx, Inc. (“CCRx”) with the total purchase price of $20. The fair value of the acquired entity was $20 since the entity was just recently formed and had no identifiable assets or liabilities. The $20 cash payment is for the purchase of CCRx common stock upon acquisition. Medifirst launched Concierge Concepts Rx, a new division focused on the pharmaceutical industry. CCRx that provides unique specialty drug consulting and niche billing services to independent pharmacies and retail pharmacy chains. This division commenced operations in the quarter ended September 30, 2018 with limited activity and is included in the accompanying consolidated financial statements.

The Consolidated financial statements include the accounts of MSI and its wholly owned subsidiaries, MLM and CCRx. All material intercompany balances and transactions have been eliminated in consolidation.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology.

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Medifirst Solutions Inc. and its wholly owned subsidiary (Medical Laser Manufactures, Inc., and Concierge Concepts Rx (CCRx) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2019, the consolidated results of its operations for the three-month periods ended June 30, 2019 and 2018, the consolidated change in stockholders’ equity for the six-month period ended June 30, 2019 and 2018 and the consolidated cash flows for the six-month periods ended June 30, 2019 and 2018. The results of operations for the three-month and six-month periods ended June 30, 2019 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

June 30, 2019 (unaudited)

Revenue Recognition

Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns are estimated based on the Company’s historical return experience. Revenue is presented net of returns.

The Company also derives consulting revenue from it’s CCRx division. Such revenue is recognized at the time services are performed. As a practical expedient, the Company has elected to recognize revenue based on the amount invoiced to the customer if that amount corresponds directly with the value to the customer of the Company’s performance completed to date. Such an assessment requires judgment. The Company can look to the market prices or standalone selling prices of the goods or services as evidence of the value to the customer; however, other evidence could also be used to demonstrate that the amount invoiced corresponds directly with the value transferred to the customer. The right to invoice practical expedient is described as a measure of progress, but it effectively allows the Company to bypass significant portions of the revenue recognition model. Since the Company elects the practical expedient, it typically does not need to determine the transaction price, allocate the transaction price, or select a measure of progress. The Company elects the right to invoice practical expedient and also elects to exclude certain disclosures about the remaining performance obligations in the contract.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of June 30, 2019 or December 31, 2018.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value. Finished goods inventory includes handheld laser devices, their carrying cases and goggles. In addition, as part of the Company’s expansion into the CBD market, they have purchased a small amount of finished goods inventory of CBD products which are ready for resale.

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

June 30, 2019 (unaudited)

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

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company’s common stock. During the quarter ended June 30, 2018, the original noteholder assigned $20,000 in principal to an unrelated third-party. There were $32,550 in cash principal paydowns to the original noteholder during the year ended December 31, 2018. There were an additional $33,345 in conversions to common stock that took place on these two notes during the year ended December 31, 2018. During the quarter-ended June 30, 2019 there were $2,700 in principal paydowns to the original noteholder and $13,580 in conversions to common stock. The principal balance on this note as of June 30, 2019 is $25,225 to the original noteholder and $16,650 in principal balance to the new unrelated third-party noteholder.

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

June 30, 2019 (unaudited)

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

Segment Information

The Company follows Accounting Standards Codification (“ASC”) 280, “Segment Reporting”. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations. Although there is a revenue stream from consulting within our CCRx subsidiary, such amounts have been immaterial and do not warrant separate segment reporting at this time. Currently, the Company does not evaluate the separate segment results and the Company’s chief operating decision maker (CODM) whose function is to allocate resources, does not assess the performance of the segments of the Company under ASC 280-10-50-1.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As described in Note 5 to the financial statements, as of June 30, 2019, convertible debt can be converted into approximately 46,710,984 shares of common stock.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of June 30, 2019, and does not expect this to change significantly over the next 12 months.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value on the issuance date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019, the Company had $313,290 in cash equivalents.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

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

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Computer equipment	$8,956	$8,956
Less: accumulated depreciation	(8,606)	(8,365)

	$351	$592

Depreciation expense was $241 and $320, for the six-months ended June 30, 2019 and 2018 respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at June 30, 2019 and December 31, 2018, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the six-months ended June 30, 2019 and the year ended December 31, 2018 a stockholder of the Company advanced the Company $-0- and $-0- respectively. The loan has a balance of $6,375 at June 30, 2019 and $8,375 at December 31, 2018, respectively. The loan bears no interest and is payable on demand.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company’s common stock at $0.0001 per share. Subsequently, in 2014, in a private transaction, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500 shares of the Company’s common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400 shares of the Company’s common stock. At June 30, 2019 and December 31, 2018, the loan balance was $100 and $100, respectively.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

At June 30, 2019 and December 31, 2018, the Company was indebted to a stockholder in the amount of $1,000 and $1,000, respectively. The loan has an interest rate of 26.7%. Principal and accrued interest were due and payable on January 1, 2014.

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

Subsequent to these conversions there remains $125 in note principal outstanding at June 30, 2019.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400 shares of the Company’s common stock at $0.0006 per share. At June 30, 2019 and December 31, 2018, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company’s common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 580,307 shares at June 30, 2019 and 347,936 shares at December 31, 2018.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

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

In October 2014, the note holder converted $1,100 of note principal into 1,100 of the Company’s common stock. The note holder has the option of converting the balance at any time with the approval of the Board of Directors. The note plus any accrued but unpaid interest are convertible at the rate of $0.001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or 347,936 shares at December 31, 2018.

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company’s common stock. At June 30, 2019 and December 31, 2018, the remaining principal balance on this portion of the note is $715 and $715 respectively.

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company’s common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. During January 2017, the current noteholder converted $1,100 in principal balance into 11,000 shares of common stock. During the same period, the current noteholder transferred $600 of the remaining principal balance to another investor who then converted the entire principal balance he received into 6,000 shares of common stock. During April 2017, the current noteholder converted $410 of remaining principal into 6,000 shares of common stock. There remains $890 in principal balance at June 30, 2019 and at December 31, 2018.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 (“the Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. During the quarter ended March 31, 2017 the noteholder converted $32,298 of the principle balance into 23,490 shares of common stock thereby leaving a principal balance of $25,452 on the note at December 31, 2017. During the first quarter of 2018, the noteholder converted $23,000 of the principle balance into 122,727 shares of common stock thereby leaving a principal balance of $2,452 on the note at June 30, 2018. During the quarter ended September 30, 2018, the noteholder converted the remaining balance of the note into 148,316 shares on common leaving no balance due on the note as of December 31, 2018. There is $12,896 in accrued interest and penalty assessments on this note as of December 31, 2018 which is included in accrued expenses payable on the balance sheet. During the quarter-ended March 31, 2019 the Company reached a settlement agreement with the noteholder where it paid all the outstanding interest and penalty and nothing is due to the noteholder as of March 31, 2019 The noteholder converted $5,813 of interest and penalty into 398,859 shares of common stock of the Company and $9,815 was paid in cash to the noteholder by the Company thereby resulting in a recognized loss on the extinguishment of the debt in the amount of $2,732.

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

During the quarter ended December 31, 2017 (after the six-month waiting period) the holder of the original note in the principal amount of $131,250 converted $21,500 and $15,350 of the note’s principal balance into 35,058 and 39,714 shares of the Company’s common stock, respectively. The principal balance remaining on this convertible note is $94,400 as of December 31,2017. During the quarter ended March 31, 2018 the holder of the original note converted, through four separate conversion transactions, a total of $38,870 of the note’s principal balance into total of 193,384 shares of the Company’s common stock. During the quarter ended June 30, 2018 the holder of the original note converted $10,030 of the note’s principal balance into total of 62,015 shares of the Company’s common stock. During the quarter ended September 30, 2018 the holder of the original note converted $2,200 of the note’s principal balance into total of 69,439 shares of the Company’s common stock. During the quarter ended December 31, 2018 the holder of the original note converted $10,640 of the note’s principal balance and $1,312 of accrued interest into total of 148,545 shares of the Company’s common stock. During the quarter-ended March 31, 2019 the noteholder converted $21,125 in principal and $2,977 in accrued interest into 1,249,684 shares of common stock. The principal balance remaining on this convertible note is $11,535 as of March 31, 2019. During the quarter-ended June 30, 2019 the noteholder converted the remaining $11,535 in principal and $3,609 in accrued interest into 488,866 shares of common stock. There $-0- in principal balance left on the note as of June 30, 2019.

There is an aggregate principal balance outstanding in the amount of $346,290 on the three remaining convertible notes under this securities purchase agreement.

Convertible Notes Payable - JR (5%)

On August 2, 2017 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $50,000. The note matures on August 2, 2018 and bears interest at 5%. The note holder has has the right at any time on or after the day that is six months from August 2, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at a fixed price of .003 per share. The embedded derivative on the note was valued and bifurcated effective October 1, 2018. During the quarter ended December 31, 2018, $4,500 in principal on this note was satisfied by the noteholder converting such amount into 150,000 shares of the Company’s common stock. During the quarter-ended March 31, 2019 the noteholder converted $3,300 in principal balance into 200,000 shares of the Company’s common stock. The remaining principal balance outstanding on the note is $42,200 as of March 31, 2018. During the quarter-ended June 30, 2019 the noteholder converted $6,000 in principal balance into 333,333 shares of the Company’s common stock. The remaining principal balance outstanding on the note is $36,200 as of June 30, 2019.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

Convertible Notes Payable - MLM (10%)

As more fully described in Note 1 to the financial statements, on March 8th 2016 (with an effective date of October 1, 2015), the company, through its sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. During the quarter-ended June 30, 2017, $18,986 in accrued interest was satisfied through the issuance of 17,273 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with it’s embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock leaving a balance on the note of $133,750 at December 31, 2017. During the year ended December 31, 2018 the Company made cash paydowns to the noteholder in the total amount of $32,550. In addition, $30,195 in principal balance on the note was converted into 495,000 shares of the Company’s common stock. The ending principal balance on this note at December 31, 2018 is $51,005 to the original noteholder. During the year-ended December 31, 2018 the unrelated third-party noteholder converted $3,350 in principal balance into 120,000 shares of the Company’s common stock thereby leaving a principal balance to this unrelated noteholder in the amount of $16,650. During the quarter-ended March 31, 2019 the Company made principal paydowns in the amount of $5,700 to the original noteholder and the original noteholder converted $3,800 in principal balance into 200,000 shares of the Company’s common stock. The ending principal balance on this note at March 31, 2019 is $41,505 to the original noteholder and $16,650 to the unrelated third-party noteholder. During the quarter-ended June 30, 2019 the Company made principal paydowns in the amount of $2,700 to the original noteholder and the original noteholder converted $13,580 in principal balance into 580,000 shares of the Company’s common stock. The ending principal balance on this note at June 30, 2019 is $25,225 to the original noteholder and $16,650 to the unrelated third-party noteholder.

Convertible Notes Payable - LG (8%) (Notes 5 & 6)

On January 25, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $78,750. The note matures on January 25, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from January 25, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $78,750 is outstanding as of June 30, 2019.

On June 4, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $52,500. The note matures on June 4, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from June 4, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $52,500 is outstanding as of June 30, 2019.

Convertible Notes Payable - PULG (8%) (Notes 1 & 2)

On October 1, 2018 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 1) to an investor in the principal amount of $58,000. The note matures on April 1, 2020 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from October 1, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. During the quarter ended June 30, 2019 the noteholder converted the entire $58,000 principal balance into 1,649,537 shares of common stock. There is no principal balance outstanding as of June 30, 2019 on this note.

On November 19, 2018 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 2) to an investor in the principal amount of $65,000. The note matures on May 19, 2020 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from November 19, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. During the quarter-ended June 30, 2019 the noteholder converted $57,900 of principal balance into 2,380,451 shares of common stock. The Company then paid $13,736 to retire the remaining $7,100 in principal balance along with $2,740 in accrued interest thereby recognizing $3,896 in gain on the debt extinguishment. There is no principal balance outstanding as of June 30, 2019 on this note.

Convertible Notes Payable - PULG (8%) (Notes 3, 4 & 5)

On January 24, 2019 the Company issued a convertible note payable (convertible promissory note PULG (12%) Note 3) to an investor in the principal amount of $43,000. The note matures on May 24, 2020 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from January 24, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $43,000 is outstanding as of June 30, 2019.

On February 4, 2019 the Company issued a convertible note payable (convertible promissory note PULG (12%) Note 4) to an investor in the principal amount of $38,000. The note matures on November 30, 2019 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from February 4, 2019, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $38,000 is outstanding as of June 30, 2019.

On March 26, 2019 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 5) to an investor in the principal amount of $43,000. The note matures on September 21, 2020 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from March 26, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $43,000 is outstanding as of June 30, 2019.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

Convertible Notes Payable - BR (12%) (Note 1)

On February 25, 2019 the Company issued a convertible note payable (convertible promissory note BR (12%) Note 1) to an investor in the principal amount of $65,000. The note matures on February 25, 2020 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from February 25, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $65,000 is outstanding as of June 30, 2019.

Convertible Notes Payable - CB (8%) (Note 1)

On February 27, 2019 the Company issued a convertible note payable (convertible promissory note CB (8%) Note 2) to an investor in the principal amount of $51,500. The note matures on August 20, 2020 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from February 27, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $51,500 is outstanding as of June 30, 2019.

Convertible Notes Payable - GS (8%) (Note 1)

On February 20, 2019 the Company issued a convertible note payable (convertible promissory note GS (8%) Note 1) to an investor in the principal amount of $54,000. The note matures on August 20, 2020 and bears interest at 8%. The note holder has the right at any time after issuance to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $54,000 is outstanding as of June 30, 2019.

Convertible Notes Payable - PULG (8%) (Notes 6 & 7)

On April 24, 2019 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 6) to an investor in the principal amount of $58,000. The note matures on October 24, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from April 24, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $58,000 is outstanding as of June 30, 2019.

On June 11, 2019 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 7) to an investor in the principal amount of $43,000. The note matures on December 11, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from June 11, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $43,000 is outstanding as of June 30, 2019.

Convertible Notes Payable - CB (8%) (Note 2)

On May 24, 2019 the Company issued a convertible note payable (convertible promissory note CB (8%) Note 2) to an investor in the principal amount of $51,500. The note matures on November 24, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from May 24, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $51,500 is outstanding as of June 30, 2019.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

The Company’s convertible notes payable, other notes payable, and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at June 30, 2019 as follows:

	Remaining	Original		Deferred	Total Convertible
6/30/2019	Principal	Issue	Derivative	Financing	Notes	Derivative
Debt	Amount	Discount	Discount	Costs	Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - SD	15,000				15,000
Note Payable - NW	715				715
Note Payable - MC #2	890				890
Note Payable - KinerjaPay	15,000				15,000
Convertible Note Payable - JR (5%)	36,200		(33,391)		2,809	53,539
Convertible Note Payable - HG (10%)	16,650				16,650	-
Convertible Note Payable - LGC (8%) 2	96,290		-		96,290	46,305
Convertible Note Payable - LGC (8%) 3	125,000		-	-	125,000	44,384
Convertible Note Payable - LGC (8%) 4	125,000		-	-	125,000	46,247
Convertible Note Payable - MLM (10%) (Related party)	25,225		-		25,225	53,590
Convertible Note Payable - LGC (8%) 5	78,750			-	78,750	42,941
Convertible Note Payable - LGC (8%) 6	52,500		-		52,500	41,126
Convertible Notes Payable- PULG (8%) 3	43,000		(21,669)	(2,031)	19,300	43,218
Convertible Notes Payable- PULG (8%) 4	38,000		(24,887)	(1,886)	11,227	31,240
Convertible Notes Payable- PULG (8%) 5	43,000		(42,282)	(2,411)	(1,693)	37,474
Convertible Notes Payable- BR (12%) 1	65,000		(27,593)	(3,288)	34,119	50,323
Convertible Notes Payable- CB (8%) 1	51,500	(3,876)	(51,203)	(1,163)	(4,742)	61,670
Convertible Notes Payable- GS (8%) 1	54,000	(141)	(52,278)	(1,000)	581	64,322
Convertible Notes Payable- CB (8%) 2	51,500	(4,662)	(49,177)	(1,399)	(3,738)	43,890
Convertible Notes Payable- PULG (8%) 6	43,000		(10,400)	(2,896)	29,704	11,861
Convertible Notes Payable- PULG (8%) 7	58,000		(18,063)	(2,628)	37,309	12,863
	$1,034,405	$(8,678)	$(330,943)	$(18,702)	$676,082	$684,993

As of June 30, 2019, the convertible notes payable can be converted into approximately 46,710,984 shares of common stock.

Note 6. DERIVATIVES AND FAIR VALUE INSTRUMENTS

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016, the 9% Convertible Note payable issued October 1, 2016 the 8% Convertible Notes Payable issued January 25, 2018 and June 4, 2018, the 8% convertible notes payable issued October 1, 2018 and November 19, 2018, the 8% convertible notes payable issued February 20, 2019 and February 27, 2019, March 26, 2019, April 26, 2019, May 4, 2019, June 11, 2019 and to the 12% convertible notes payable issued January 28, 2019 and February 6, 2019 and February 25, 2019. Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date. The Company records the fair value of the Convertible Notes Payable and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Change in Fair Value - derivatives.” These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

June 30, 2019 (unaudited)

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

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and May 1, 2017 and June 2, 2017 and July 10, 2017 and August 15, 2017, the 9% Convertible Note payable issued October 1, 2016, The 8% Convertible note payable issued January 25, 2018, the 8% Convertible note payable issued June 4, 2018 and the 8% convertible notes payable issued October 1, 2018 and November 19, 2018, the 8% convertible notes payable issued February 20, 2019 and February 27, 2019, March 26, 2019, April 26, 2019, May 4, 2019, June 11, 2019 and to the 12% convertible notes payable issued January 28, 2019 and February 6, 2019 and February 25, 2019 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2019. The primary assumptions include: projected annual volatility of 260% to 346%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of June 30, 2019 the Company’s derivative financial instruments included:

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

The 5% Convertible Note Payable and the 8% Convertible Notes Payable, the 9% convertible note payable and the 12% convertible notes payable are valued at June 30, 2019. The following assumptions were used for the valuation of the embedded derivative:

- The stock price (prior period reverse split 1,000:1) of $0.0622 increased to $0.090 then decreased to $0.0230 in this period (basis for the variable conversion prices) would fluctuate with the Company projected volatility

- An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

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

-The monthly trading volume would average $216,000 (rounded) as of 6/30/19 and would increase at 5% per month; ownership limits conversion across LG’s notes based on 4.99% with shares outstanding increasing monthly by 1%.

- The variable conversion price of 45% to 65% over 3 to 20 trading days would have effective rates of 32.74% to 66.91%;

- The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

- The projected annual volatility for each valuation period was based on the historical volatility of the Company in the range 260% to 346%.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at June 30, 2019 as follows:

6/30/2019 Convertible Note	Derivative Treatment Date	Maturity Date	Original Principal Note Amount	Original Derivative Valuation	Derivative Valuation December 31, 2018	Quarter Ended March 31, 2019 Issuances	Quarter Ended March 31, 2019 Conversions	Ended March 31, 2019 Mark-to- Market	Derivative Valuation March 31, 2019	Quarter Ended June 30, 2019 Issuances	Quarter Ended June 30, 2019 Conversions	Ended June 30, 2019 Mark-to- Market	Derivative Valuation June 30 2019

5 % Convertible Note- Payable-issued 6/12/2015	4/12/2016	1/7/2017	35,863	37,827	$1,431		$-	(1,431)	$-				$-

8% Convertible Notes Payable-issued May 1, 2016	10/28/2017	5/1/2018	131,250	103,294	$15,356		$(21,462)	18,890	$12,784		$(13,240)	456	$-

8% Convertible Notes Payable-issued June 7, 2016	12/4/2017	6/7/2018	125,000	90,596	$22,808			36,386	$59,194		$(28,559)	13,749	$44,384

10% Convertible Notes Payable-issued March 8, 2016	9/15/2017	9/8/2018	150,000	167,164	$28,741		$(17,244)	60,574	$72,071		$(37,204)	18,723	$53,590

8% Convertible Notes Payable-issued August 15, 2017	4/1/2018	8/15/2018	125,000	108,878	$22,673			$36,370	$59,043			(12,796)	$46,247

8% Convertible Notes Payable-issued July 10, 2017	4/1/2018	7/10/2018	125,000	108,061	$22,743			$36,379	$59,122			(12,817)	$46,305

8% Convertible Notes Payable-issued January 25, 2018	4/1/2018	1/25/2019	78,750	65,896	$8,354			$46,302	$54,656			(11,715)	$42,941

8% Convertible Notes Payable-issued June 4, 2017	6/4/2018	6/4/2018	52,500	42,755	$16,972			$12,760	$29,732			11,394	$41,126

8% Convertible Notes Payable-issued August 2, 2017	10/1/2018	8/2/2020	50,000	99,234	$51,639		$(4,990)	$22,429	$69,078		$(8,344)	(7,195)	$53,539

8% Convertible Notes Payable-issued October 1, 2018	10/1/2018	4/1/2020	58,000	49,952	$36,818			$32,844	$69,662		$(83,311)	13,649	$-

8% Convertible Notes Payable-issued November 19, 2018	11/19/2018	5/19/2020	65,000	66,134	$35,933			$41,365	$77,298		$(64,824)	(12,474)	$-

12% Convertible Notes Payable-issued January 28, 2019	1/28/2019	5/24/2020	43,000		$-	26,634		$31,232	$57,866			(14,648)	$43,218

12% Convertible Notes Payable-issued February 6, 2019	2/6/2019	11/30/2019	38,000		$-	31,746		$11,562	$43,308			(12,068)	$31,240

8% Convertible Notes Payable-issued February 25, 2019	2/20/2019	8/20/2020	54,000		$-	74,826		$8,599	$83,425			(19,103)	$64,322

12% Convertible Notes Payable-issued February 25, 2019	2/25/2019	2/25/2020	65,000		$-	34,811		$35,535	$70,346			(20,023)	$50,323

8% Convertible Notes Payable-issued February 27, 2019	2/27/2019	8/27/2020	51,500		$-	75,013		$3,962	$78,975			(17,305)	$61,670

8% Convertible Notes Payable-issued March 26, 2019	3/26/2019	9/21/2020	43,000		$-	46,775		3,368	$50,143			(12,669)	$37,474

8% Convertible Notes Payable-issued April 24, 2019	4/24/2019	10/24/2019	58,000						$-	22,463		(9,600)	$12,863

8% Convertible Notes Payable-issued May 24, 2019	5/24/2019	11/24/2019	51,500						$-	58,020		(14,130)	$43,890

8% Convertible Notes Payable-issued June 11, 2019	6/11/2019	12/11/2019	43,000						$-	11,440		421	$11,861

			$1,443,363	$939,791	$263,468	$289,805	$(43,696)	$437,126	$946,703	$91,923	$(235,482)	$(118,151)	$684,993

The Company’s mark-to-market fair value adjustment ((income)/expense) for the six months ended June 30, 2019 totaled $318,975

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

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

The Company has authorized 4,000,000,000 shares of common stock with a par value of $0.0001 per share. Effective September 19, 2017, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 4,000,000,000 shares. There were 13,441,875 and 3,482,840 shares of common stock issued and outstanding at June 30, 2019 and December 31, 2018, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there were 500,000 shares of Series A preferred stock issued and outstanding respectively. The preferred stock has preferential voting rights of 2,000 votes per outstanding share.

The Company has authorized 50,000 shares of Series B convertible preferred stock with a par value of $0.0001 per share. At December 31, 2016 there were 39,000 shares issued of which 12,900 shares of Series B preferred were converted into common stock in accordance with the terms of the Series B Preferred stock. Therefore; there were 26,100 shares outstanding at December 31, 2016. The Series B preferred stock has no voting rights. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred shares were converted into common stock in accordance with the terms of the Series B preferred stock. As of result there were 8,000 shares of Series B preferred shares outstanding at June 30, 2019 and December 31, 2018. The holders of the Series B convertible preferred stock have the right to convert the same into Common Stock of the Corporation at the ratio of one (1) share of Series B Convertible Preferred for five hundred (500) shares of Common Stock.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

During the quarter-ended June 30, 2019 the company issued 23 shares of Series C Convertible Preferred Stock for services provided to the company by various professionals. The preferred shares issued to professionals for their services were valued, in total, at $36,163 based upon a valuation using the underlying convertible feature of the company’s common stock and a Black-Scholes calculation methodology.

Expected volatility	335.45%
Expected life	0.5
Risk free interest rate	2.46%
Dividend yield	0.00%

As of June 30, 2019 there are a total of 338 shares Series C Convertible Preferred Stock issued and outstanding with a stated value of $33,800 and par value of $-0-.

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

During the quarter ended June 30, 2019, the Company issued an aggregate 7,632,992 shares of common stock at prices ranging from $0.0122 to $0.039 per share as partial conversion of notes.

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company’s President and stockholder for $525 per month which amounted to $1,575 for the quarter-ended June 30, 2019 and 2018 respectively. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the quarter-ended June 30, 2019 and 2018 was $300. These two aforementioned commitments meet the definition of a “short-term lease” under ASC 842-20-25-2 (generally less than 12 months in duration) and therefore, the company has elected an accounting policy to not to apply the recognition requirements under ASC 842 and instead recognizes these lease payments on a straight line basis.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

Total rent expense for the six months-ended June 30, 2018 was $12,344 and was $9,769 for the six months-ended June 30, 2019.

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

The required disclosures for the quarter-ended June 30, 2019 are as follows:

Lease Cost:
Operating lease cost	$10,468
Other Lease Information:
Cash paid for amounts in lease liabilities	$9,300
Operating cash flows from operating leases	$9,300
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,382
Weighted-average remaining lease term-operating leases	1.67 years
Weighted-average discount rate--operating leases	8.00%

OTHER COMMITMENTS

The Company has a distribution agreement with Dr. Ronald L. Rubin where upon any sales generated by him he will receive the following commissions:

●	20% for direct sales

●	5% for any sale that he oversees that involves another salesperson

●	5% for any sales related to a distribution agreement.

●	He is to be issued 1 Series C Preferred share or 25,000 common shares per month

The Company has a distribution agreement with Dr. Gupta Pharma LLC with the following provisions:

●	The Company, via its subsidiary USA Pharma, has exclusive New Jersey distribution rights for all CBD products and non-exclusive rights to all other territories.

●	The agreement is for a term of 3 years, but parties have the right to terminate.

●	Upon agreement signing, 120 shares of Series C Convertible Preferred stock was issued by the Company to Dr. Gupta.

●	Dr. Gupta shall have 30% of the issued and outstanding common stock of the Company during the term of this agreement. Should the percentage of ownership drop below 30% then the Company must issue additional Series C Convertible Preferred Shares which are convertible into the required additional amount of common stock minus 3,000,000 shares of common stock. Medifirst has served Dr. Gupta a notice of cancellation due to lack of performance and plans to meet soon to reengage. No further shares will be issued in accordance with this agreement.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

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

The Company’s deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized. As of June 30, 2019, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes and has therefore recorded a full valuation allowance.

Note 10. RELATED PARTY TRANSACTIONS

As more fully described in Notes 3 and 4 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of the following:

	June 30,	December 31
	2019	2018
Due to Related Party	$8,921	$8,921
Due to officer/stockholder	8,955	8,955
Due to other stockholders	1,100	3,100
Total Related Party Obligations	$18,976	$20,976

The company has entered into an employment agreement with its Chief Executive Officer (CEO). The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the current base compensation of the Company’s CEO is $150,000 per annum. Prior CEO employment agreements accrued $100,000 in annual salary for the years ended December 31, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. As of June 30, 2019, the company owes accrued compensation to its CEO in the amount of $410,218.

As more fully described in Note 1-Intangible Asset-Licensing Agreement, on March 8th, 2016 (with an effective date of October 1, 2015) the Company entered into a Licensing Agreement with a Florida Corporation (Licensor) that is owned by a related party. The Company issued 25,000 shares of Series B Preferred stock to the Licensor as partial consideration for the Licensing agreement plus a $150,000 promissory note to the Licensor for the balance of the consideration. During the quarter-ended March 31, 2016, 3,400 shares of Series B Preferred stock were converted into 1,700 shares of common stock in accordance with the terms of the Series B Preferred stock. During the quarter ended March 31, 2017, 18,100 shares of Series B preferred stock was converted into 9,050 shares of common stock in accordance with the terms of the Series B Preferred stock.

As more fully described in Note 1 and Note 5 to the financial statements, $18,986 in accrued interest on the $150,000 note was satisfied through the issuance of 17,273 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with its embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock. During the quarter ended March 31, 2018, $15,000 in principal on this note was satisfied by the conversion into 60,000 shares of the Company’s common stock. During the quarter ended June 30, 2018, $7,500 in principal on this note was satisfied by the conversion into 30,000 shares of the Company’s common stock. During the quarter ended June 30, 2018 the original related-party noteholder sold $20,000 in principal on this note to an unrelated third-party investor thereby leaving $80,250 in principal balance due to the related party original noteholder and $20,000 in principal due to the unrelated third-party investor. During the year ended December 31, 2018 the Company made cash paydowns to the noteholder in the total amount of $32,550. In addition, $30,195 in principal balance on the note was converted into 495,000 shares of the Company’s common stock. The ending principal balance on this note at December 31, 2018 is $51,005 to the original noteholder. During the year-ended December 31, 2018 the unrelated third-party noteholder converted $3,350 in principal balance into 120,000 shares of the Company’s common stock thereby leaving a principal balance to this unrelated noteholder in the amount of $16,650. During the quarter-ended March 31, 2019 the Company made cash paydowns to the noteholder in the total amount of $5,700. In addition, $3,800 in principal balance on the note was converted into 200,000 shares of the Company’s common stock. The remaining principal balance to the original noteholder is $41,505 as of March 31, 2019 and is $16,650 to the third-party unrelated noteholder at the same date. During the quarter-ended June 30, 2019 the Company made principal paydowns in the amount of $2,700 to the original noteholder and the original noteholder converted $13,580 in principal balance into 580,000 shares of the Company’s common stock. The ending principal balance on this note at June 30, 2019 is $25,225 to the original noteholder and $16,650 to the unrelated third-party noteholder.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $5,744,864 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of its flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. Management believes the Company’s present cash and cash equivalents will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued unless the Company received additional funding.

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

In May 2017, the Company adopted the Medifirst Solutions, Inc. 2017 Equity Incentive Plan (the “ 2017 Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 125,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. During the year ended December 31, 2017, the Company issued from the Plan 108,000 shares to non-employees for services rendered. As of December 31, 2017 there is a balance of 17,000 shares available for future issuance under the Medifirst Solutions, Inc. 2017 Equity Incentive Plan.

In January 2018, the Company adopted the Medifirst Solutions, Inc. 2018 Equity Incentive Plan (the “ 2018 Plan”) pursuant to which the Company may grant stock options, restricted stock purchase offers and other equity-based awards up to an aggregate of 175,000 shares of common stock. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company.

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

During the quarter ended June 30, 2019, no shares were issued from the 2019 Plan and therefore as of June 30, 2019 there is a balance of 4,723.000 shares available for future issuance under the Medifirst Solutions, Inc. 2019 Equity Incentive Plan.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

Note 13. SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2019 the Company issued an aggregate 8,466,692 shares of Common Stock upon conversions of an aggregate principal amount equal to $86,419 outstanding convertible promissory notes and $8,423 in accrued interest.

Pursuant to a signed Securities Purchase Agreement dated June 11, 2019 with an investor to issue a convertible promissory note in the amount of $43,000, the Company received cash funding on June 11, 2019. The note pays 8% interest per annum and matures on December 11, 2020. After six months from the date of the note, the investor may convert the principal balance into common stock of the Company.

Pursuant to a signed Securities Purchase Agreement dated July 19, 2019 with an investor to issue a convertible promissory note in the amount of $33,000, the Company received cash funding on July 11, 2019. The note pays 12% interest per annum and matures on January 11, 2021. After six months from the date of the note, the investor may convert the principal balance into common stock of the Company.

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

Since receiving clearance, we presented our laser and established business relationships and continue to seek sales in global markets that include: China, Asia, Mid-East, Southeast Asia, Latin America and other international countries and markets. The international markets, although requiring complicated registration processes and ground work, offer the opportunity for significant distribution sales which would be very beneficial for the Company’s growth. Medifirst believes it has made significant progress in setting up a sales and corporate infrastructure and continues to advance these efforts.

Medifirst believes that doctors can improve their patient’s quality of life by using the TTML-810/2000 Infrared Laser therapy. Laser therapy such as ours, is a rapidly growing drug-free treatment modality used in pain management. The learning and teaching curve is simple and straightforward and it is a natural and drug-free alternative to pills and narcotics. That is why we believe the TTML-810/2000 Infrared Laser is a viable pain and anti-inflammation alternative solution. When used properly, it targets the root cause of the pain using the science behind photobiomodulation. The TTML-810/2000 Infrared Laser is a user friendly, easy-to-use, mobile, hand-held laser device, with pinpoint accuracy. The device gives fast results with no burning, redness, swelling or downtime for the patients which is prevalent with other medical lasers. Because the laser does not touch the skin there is no risk of transmission of virus or bacteria. The Laser treatment is safe, painless and fast. Patients feel a soothing warmth as laser energy gently penetrates the tissue and boosts the body’s own regeneration powers to relieve pain. The treatments are usually administered for 8 to 10 minutes, depending on the location on the body. The beneficial effects may often be experienced immediately, but most observed-results begin after 2 to 6 treatment sessions. In addition, the body continues to benefit from the effects of the therapy for 18-24 hours after treatment. During this time, modulated cellular activity leads to decreased pain and inflammation.

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

In November of 2018, Medifirst announced that it has launched USA Pharma Corporation (“USA Pharma”), its division for CBD distribution, sales and products and that it completed an agreement with Dr. Gupta Pharma LLC to exclusively distribute their line of premium CBD oils in New Jersey and non-exclusive in all other states. Dr. Sanjay Gupta, not related to Dr. Gupta of CNN, is a Harvard-trained physician who specializes in the treatment of pain, has significant experience using Marijuana and CBD for treating pain. As the President of the American Pain Association, Dr. Gupta believes that CBD, used under the guidance of a physician, can play a significant role in reducing pain and helping to curb the opioid epidemic. Additionally, he believes CBD can play a major role in overall health and wellness but, he concedes, CBD remains underutilized as there is a substantial lack of education and stigma from public and healthcare providers with regards to the benefits of CBD. Based on his clinical and research work and using proprietary patented methods, Dr. Gupta is working to develop and market premium CBD oils and wellness products that he believes can benefit patients suffering from many different health conditions. In addition, with the FDA considering regulations that could affect the Hemp and CBD industry and market, we are still in the due diligence stage and have not yet formed a firm business plan and rollout. USA Pharma has launched its own line of CBD products under the USA Premium brand label including a line of CBD oils including a Supreme 6000mg strength oil and CBD mints which will compete with CBD gummies. The products are available on www.usacbdshopper.com. The Company anticipates marketing and developing additional CBD products and websites to round out its line for consumers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Revenues

During the three months ended June 30, 2019 and 2018, the Company’s revenue from the sale of its products was equal to $6,425 and $-0-, respectively. The Company is still in developmental stage and does not generate significant revenue. In addition, the Company has $18,855 in consulting revenue for the quarter ended June 30, 2019 derived from its CCRx division.

Expenses

For the three months ended June 30, 2019 and 2018, expenses were $162,567 and $163,036, respectively. Total expenses for the comparative quarters were virtually flat with a significant reduction in professional fees and a small increase in consulting fees.

Legal, Accounting and Professional Fees

For the three months ended June 30, 2019 and 2018, professional fees were $23,950 and $40,679, respectively. The decrease was due to reduced professional fees incurred during the quarter.

Other Income/(Expense)

For the three months ended June 30, 2019 and 2018, other income was $126,822 and $-0-, respectively, and other expenses were ($192,276) and ($156,132), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, interest income, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization and gain on the settlement of debt.

Net Income/(Loss)

For the three months ended June 30, 2019 and 2018, the Company had a net loss of ($203,498) and ($436,328).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Revenues

During the six months ended June 30, 2019 and 2018, the Company’s revenue from the sale of its products was equal to $24,325 and $4,550, respectively. The Company is still in developmental stage and does not generate significant revenue. In addition, the Company has $27,355 in consulting revenue for the six months ended June 30, 2019 derived from its CCRx division.

Expenses

For the six months ended June 30, 2019 and 2018, expenses were $438,294 and $304,130, respectively. The reason for the increase in expenses was primarily due to substantial increases in consulting fees. There was a reduction in professional fees. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal, Accounting, and Professional Fees

For the six months ended June 30, 2019 and 2018, professional fees were $32,152 and $76,994, respectively. The decrease was due to reduced professional fees incurred during the period.

Other Income/(Expense)

For the six months ended June 30, 2019 and 2018, other income was $19,233 and $1, respectively, and other expenses were ($642,249) and ($430,938), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, interest income, amortization of original issue discount, amortization of deferred financing costs, derivative discount amortization and gain on settlement of debt.

Net Income/(Loss)

For the six months ended June 30, 2019 and 2018, the Company had a net loss of ($1,011,902) and ($730,896).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At June 30, 2019 and December 31, 2018, our principal sources of liquidity included cash of $313,290 and $83,387, respectively.

As of June 30, 2019, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 6-month period ended June 30, 2019, the Company issued 9,682,035 shares of Common Stock upon conversions of a principal amount equal to $483,879 of outstanding convertible promissory notes.

During the 6-month period ended June 30, 2019, the Company issued an aggregate of 277,000 shares of Common Stock for consulting services under its 2019 Equity Incentive Plan.

Subsequent to June 30, 2019, the Company issued 8,466,692 shares of Common Stock upon conversions of an aggregate principal amount of $86,419 of outstanding convertible promissory notes and $8,423 in accrued interest thereon.

Each of the foregoing transactions was exempt from the registrations requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. In the alternative, the common stock issued upon the exercise of conversion rights is an exempt security pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

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

August 19, 2019	By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)