Form 10-Q
period 2019-09-30
Medifirst Solutions, Inc.
filed 2019-11-19
CIK 1522704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 15, 2019, there were 105,109,341 shares of Common Stock, $0.0001 par value, issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Medifirst Solutions, Inc.

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

	September 30, 2019 (unaudited)	December 31, 2018

ASSETS

Current Assets:
Cash	$287,283	$83,387
Inventory	47,925	32,677
Prepaid expense	1,550	-
Total current assets	336,758	116,064

Property, Plant and Equipment, net	305	592

Operating lease right of use asset, net	27,879	-

Other Assets
Security Deposit	650	650
Intangible Asset -License Agreement, net	90,001	101,252
Total other assets	118,530	101,902

Total Assets	$455,593	$218,558

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$217,401	$221,770
Accrued expenses - officer’s compensation	391,766	388,981
Due to related party	8,921	8,921
Loans payable - stockholders	6,371	8,375
Note Payable for license agreement	-	-
Convertible notes payable	576,693	522,446
Convertible notes payable - related party	915	51,005
Derivative Liabilities	717,486	263,468
Operating lease obligation - current portion	19,514	-
Total current liabilities	1,939,067	1,464,966

Operating lease obligation, net of current portion	10,115	-

Total liabilities	1,949,182	1,464,966

Commitments & Contingencies (Note 8)	-	-

Stockholders’ Equity:
Series A preferred stock, $0.0001 par value; 1,000,000 shares authorized, 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Series B convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 8,000 and 8,000 shares issued and outstanding, respectively	1	1
Series C convertible preferred stock, $0.0001 par value; 5,000 shares authorized, 308 and 177 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 4,000,000,000 shares authorized, 46,331,339 and 3,482,840 shares issued and outstanding, respectively	4,633	348
Additional paid in capital	4,773,855	3,486,856
Accumulated deficit	(6,272,127)	(4,733,663)
Total Stockholders’ Equity	(1,493,589)	(1,246,408)

Total Liabilities & Stockholders’ Equity	$455,593	$218,558

Medifirst Solutions, Inc.

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2019 and 2018 (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Product sales, net	-	-	24,325	4,550
Consulting Income	-	11,500	27,355	11,500
	-	11,500	51,680	16,050
Cost of goods sold	-	-	2,272	379
Gross income	-	11,500	49,408	15,671

Expenses:
Officer’s compensation	37,500	37,500	112,500	112,500
Advertising and promotion	1,374	940	4,706	3,533
Computer and internet	2,039	327	5,403	706
Consulting fees	68,187	51,084	330,579	133,287
Professional fees	28,722	22,884	60,874	99,878
Rent	1,249	6,522	1,249	18,866
Operating lease	5,931	-	15,700	-
Travel	582	1,337	7,888	6,776
Dues and subscriptions	1,365	478	4,818	1,938
Other	26,392	27,516	67,918	75,234
	173,341	148,588	611,635	452,718

Net loss from Operations before other income, expenses	(173,341)	(137,088)	(562,227)	(437,047)

Other income and (expense)
Interest expense	(220,296)	(285,047)	(543,570)	(575,882)
Interest income	607	1	904	2
Gain on extinguishment of debt	18,985	11,775	37,921	11,775
Change in fair value -derivatives	(152,517)	370,247	(471,492)	230,144

Net loss before provision for income tax	$(526,562)	$(40,112)	$(1,538,464)	$(771,008)

Provision for income taxes	-	-	-	-

Net Loss	$(526,562)	$(40,112)	$(1,538,464)	$(771,008)

Loss per common share - Basic and fully diluted	$(0.02)	$(0.02)	$(0.12)	$(0.56)

Weighted average number of shares outstanding - Basic and fully diluted	25,129,283	1,828,726	13,127,144	1,379,162

Medifirst Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

For the Year Ended December 31, 2018 and the nine months ended September 30, 2019 (unaudited)

	Common Stock		Preferred Class A		Preferred Class B		Preferred Class C		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2018	849,437	85	500,000	50	8,000	1	-	-	2,831,163	(3,665,129)	(833,830)
Issuance of common shares upon conversions of notes payable	376,111	38							41,635		41,673
Issuance of common shares for services rendered	18,000	2							7,200		7,202
Adjustment for reverse stock split taken place in 2018									124,232		124,232
Additional paid in capital from derivative liability on debt conversion									77,117		77,117
Net Loss										(294,569)	(294,569)
Balance - March 31, 2018	1,243,548	125	500,000	50	8,000	1	-	-	3,081,347	(3,959,698)	(878,175)
Issuance of common shares upon conversions of notes payable	92,015	9							9,089		9,098
Issuance of common shares for services rendered	67,500	7							20,252		20,259
Adjustment for reverse stock split taken place in 2018									15,934		15,934
Additional paid in capital from derivative liability on debt conversion									36,043		36,043
Net Loss										(436,327)	(436,327)
Balance - June 30, 2018	1,403,063	141	500,000	50	8,000	1	-	-	3,162,665	(4,396,025)	(1,233,168)
Issuance of common shares upon conversions of notes payable	427,755	42							11,646		11,688
Issuance of common shares for services rendered	634,053	63							46,070		46,133
Issuance of preferred shares for services rendered											-
Additional paid in capital from derivative liability on debt conversion									10,441		10,441
Net Loss										(40,112)	(40,112)
Balance - September 30, 2018	2,464,871	246	500,000	50	8,000	1	-	-	3,230,822	(4,436,137)	(1,205,018)
Issuance of common shares upon conversions of notes payable	1,017,959	102							22,635		22,737
Issuance of common shares for services rendered	-	-									-
Issuance of preferred shares for services rendered							177	-	204,182		204,182
Additional paid in capital from derivative liability on debt conversion									29,218		29,218
Net Loss										(297,526)	(297,526)
Balance - December 31, 2018	3,482,830	348	500,000	50	8,000	1	177	-	3,486,856	(4,733,663)	(1,246,408)
Issuance of common shares upon conversions of notes payable	2,049,043	205							$36,810		37,015
Issuance of common shares for services rendered	277,000	28							$14,099		14,127
Issuance of preferred shares for services rendered							138	-	$184,507		184,507
Additional paid in capital from derivative liability on debt conversion									$33,135		33,135
Net Loss										(808,404)	(808,404)
Balance - March 31, 2019	5,808,873	581	500,000	50	8,000	1	315	-	3,755,407	(5,542,067)	(1,786,028)
Issuance of common shares upon conversions of notes payable	7,632,992	763							$189,755		190,518
Issuance of preferred shares for services rendered							23	-	$36,164		36,164
Additional paid in capital from derivative liability on debt conversion									$223,211		223,211
Net Loss										(203,498)	(203,498)
Balance - June 30, 2019	13,441,865	1,344	500,000	50	8,000	1	338	-	4,204,537	(5,745,565)	(1,539,633)
Issuance of common shares upon conversions of notes payable	29,514,464	2,951							$273,750		276,701
Issuance of common shares for services rendered	2,050,000	205							$29,890		30,095
Issuance of common shares upon conversion of Series C preferred shares	1,325,000	133					(53)		$(83)		50
Issuance of preferred shares for services rendered							23	-	$11,809		11,809
Additional paid in capital from derivative liability on debt conversion									$253,952		253,952
Net Loss										(526,562)	(526,562)
Balance - September 30, 2019	46,331,329	4,633	500,000	50	8,000	1	308	-	4,773,855	(6,272,127)	(1,493,588)

Medifirst Solutions, Inc.

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018 (unaudited)

	2019	2018

Cash flows from operating activities:
Net loss	$(1,538,464)	$(771,008)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization expense	11,537	11,730
Gain on debt settlement	(37,921)	(11,775)
Stock Based Compensation	276,702	82,133
Change in assets and liabilities
Accounts payable and accrued expenses	(1,588)	78,336
Change in fair value - derivatives	471,492	(230,144)
Amortization of debt discount & other financing costs	476,691	526,504
Related party and stockholder’s loan	(2,004)	(6,710)
Prepaid expenses	(1,550)	-
Change in operating lease right of use asset	(27,879)	-
Change in operating lease obligation	29,629	-
Inventory	(15,248)	379
Net cash used by operating activities	(358,604)	(320,555)

Cash flows from investing activities:
None	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Principal payments on debt	(15,500)	(20,550)
Proceeds from sale of Convertible notes payable	578,000	131,250
Net cash provided by financing activities	562,500	110,700

Net increase (decrease) in cash	203,896	(209,855)
Cash at beginning of period	83,387	287,569
Cash at end of period	$287,283	$77,714

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$500	$651

Non-cash investing and financing activities:
Common stock issued for convertible debt-related party	$37,910	$25,160

Derivative liability extinguished upon conversion	$530,298	$123,602

Common stock issued for convertible debt with derivatives	$57,857	$109,224

New discounts associated with derivatives on convertible debt	$512,824	$-

Related party note reclassified to promissory note	-	$20,000

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

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

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Medifirst Solutions Inc. and its wholly owned subsidiary (Medical Laser Manufactures, Inc., and Concierge Concepts Rx (CCRx) (collectively referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2019, the consolidated results of its operations for the three-month and nine-month periods ended September 30, 2019 and 2018, the consolidated change in stockholders’ equity for the nine-month period ended September 30, 2019 and 2018 and the consolidated cash flows for the nine-month periods ended September 30, 2019 and 2018. The results of operations for the three-month and nine-month periods ended September 30, 2019 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

September 30, 2019 (unaudited)

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

The Company’s revenue recognition policy standards include the following elements under ASU No. 2014-09 (Topic 606):

i.	Identify the contract with a customer.

ii.	Identify the performance obligations in the contract.

iii.	Determine the transaction price.

iv.	Allocate the transaction price to the performance obligations in the contract.

v	Recognize revenue when (or as) the entity satisfies a performance obligation.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. The Company has not recorded an allowance for doubtful accounts as of September 30, 2019 or December 31, 2018.

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

September 30, 2019 (unaudited)

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

The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000,000 shares of the Company’s common stock. During the quarter ended June 30, 2018, the original noteholder assigned $20,000 in principal to an unrelated third-party. There were $32,550 in cash principal paydowns to the original noteholder during the year ended December 31, 2018. There were an additional $33,345 in conversions to common stock that took place on these two notes during the year ended December 31, 2018. During the quarter-ended June 30, 2019 there were $2,700 in principal paydowns to the original noteholder and $13,580 in conversions to common stock. During the quarter-ended September 30, 2019 there were $24,310 in conversions to common stock by the original noteholder. The principal balance on this note as of September 30, 2019 is $915 to the original noteholder and $16,650 in principal balance to the new unrelated third-party noteholder.

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

September 30, 2019 (unaudited)

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

Segment Information

The Company follows Accounting Standards Codification (“ASC”) 280, “Segment Reporting”. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations. Although there is a revenue stream from consulting within our CCRx subsidiary, such amounts have been immaterial and do not warranting separate segment reporting at this time. Currently, the Company does not evaluate the separate segment results and the Company’s chief operating decision maker (CODM) whose function is to allocate resources, does not assess the performance of the segments of the Company under ASC 280-10-50-1.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As described in Note 5 to the financial statements, as of September 30, 2019, convertible debt can be converted into approximately 267,399,300 shares of common stock.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of September 30, 2019, and does not expect this to change significantly over the next 12 months.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value on the issuance date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019, the Company had $287,283 in cash equivalents and $83,387 in cash equivalents of at December 31, 2018.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

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

Note 2. PROPERTY, PLANT AND EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Computer equipment	$8,956	$8,956
Less: accumulated depreciation	(8,652)	(8,365)

	$305	$592

Depreciation expense was $287 and $480, for the nine-months ended September 30, 2019 and 2018 respectively.

Note 3. DUE TO RELATED PARTY

The Company was indebted to a related party through common management in the amount of $8,921 at September 30, 2019 and December 31, 2018, respectively. The loan bears no interest and is payable on demand. See Note 10 for additional related party transactions.

Note 4. LOANS PAYABLE - STOCKHOLDERS

During the nine-months ended September 30, 2019 and the year ended December 31, 2018 a stockholder of the Company advanced the Company $-0- and $-0- respectively. The loan has a balance of $6,371 at September 30, 2019 and $8,375 at December 31, 2018, respectively. The loan bears no interest and is payable on demand.

In December 2012, the Company issued a promissory note to a stockholder in the amount of $5,000 with interest at 10% per annum. Principal and interest were due and payable on June 2, 2013. In April 2014, the note was amended to provide the note holder with the option to convert the note to the Company’s common stock at $0.0001 per share. Subsequently, in 2014, in a private transaction, the note holder transferred $2,500 of note principal to third parties and the new holders converted their holdings into 2,500 shares of the Company’s common stock. During 2015, the original note holder transferred an additional $2,400 of note principal to third parties who converted their holdings into 2,400 shares of the Company’s common stock. At September 30, 2019 and December 31, 2018, the loan balance was $100 and $100, respectively.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

At September 30, 2019 and December 31, 2018, the Company was indebted to a stockholder in the amount of $1,000 and $1,000, respectively. The loan has an interest rate of 26.7%. Principal and accrued interest were due and payable on January 1, 2014.

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

Subsequent to these conversions there remains $125 in note principal outstanding at September 30, 2019.

Note Payable-SF

In July 2013, the holder of the second note converted $240 of note principal into 400 shares of the Company’s common stock at $0.0006 per share. At September 30, 2019 and December 31, 2018, the note had a remaining principal balance of $60 and $60, respectively.

At any time on or after the maturity date, the holders of the notes, have the option of converting any of the unpaid principal and interest into the Company’s common stock. The notes plus any accrued but unpaid interest are convertible at the rate of $0.0001 per share at the time of conversion up to a maximum of 9.99% of the then issued and outstanding common stock, or up to 4,628,501 shares at September 30, 2019 and 347,936 shares at December 31, 2018.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

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

In August 2016, the note holder converted $3,000 of note principal into 3,000,000 shares of the Company’s common stock. At September 30, 2019 and December 31, 2018, the remaining principal balance on this portion of the note is $715 and $715 respectively.

Note Payable-MC #2

In April 2015, the Company issued a $3,000 8% per annum note that matures in October 2015. The holder of the note has the right to convert the principal into shares of the Company’s common stock at any time 180 days after the closing date at $0.0001 per share. Interest on the note accrues interest at 8% per annum and is payable when the note matures. During January 2017, the current noteholder converted $1,100 in principal balance into 11,000 shares of common stock. During the same period, the current noteholder transferred $600 of the remaining principal balance to another investor who then converted the entire principal balance he received into 6,000 shares of common stock. During April 2017, the current noteholder converted $410 of remaining principal into 6,000 shares of common stock. There remains $890 in principal balance at September 30, 2019 and at December 31, 2018.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Convertible Notes Payable-SO (8%)

On May 2, 2016, the Company issued to an Investor a convertible redeemable note in the principal amount of $57,750 (“the Note”). The Note, which matures on May 2, 2017, pays interest at the rate of 8% per annum. The note contains a 10% original issue discount. The holder of the note is entitled, at its option beginning on the 6 month anniversary, to convert all or any of the principal face amount of the Note then outstanding into shares of the Company’s common stock at the price equal to 55% of the lowest trading price for the twenty prior trading days including the date of conversion. During the quarter ended March 31, 2017 the noteholder converted $32,298 of the principle balance into 23,490 shares of common stock thereby leaving a principal balance of $25,452 on the note at December 31, 2017. During the first quarter of 2018, the noteholder converted $23,000 of the principle balance into 122,727 shares of common stock thereby leaving a principal balance of $2,452 on the note at June 30, 2018. During the quarter ended September 30, 2018, the noteholder converted the remaining balance of the note into 148,316 shares on common leaving no balance due on the note as of December 31, 2018. There is $12,896 in accrued interest and penalty assessments on this note as of December 31, 2018 which is included in accrued expenses payable on the balance sheet. During the quarter-ended March 31, 2019 the Company reached a settlement agreement with the noteholder where it paid all the outstanding interest and penalty and nothing is due to the noteholder as of March 31, 2019 The noteholder converted $5,813 of interest and penalty into 398,859 shares of common stock of the Company and $9,815 was paid in cash to the noteholder by the Company thereby resulting in additional interest expense of $2,732.

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

During the quarter ended December 31, 2017 (after the six-month waiting period) the holder of the original note in the principal amount of $131,250 converted $21,500 and $15,350 of the note’s principal balance into 35,058 and 39,714 shares of the Company’s common stock, respectively. The principal balance remaining on this convertible note is $94,400 as of December 31,2017. During the quarter ended March 31, 2018 the holder of the original note converted, through four separate conversion transactions, a total of $38,870 of the note’s principal balance into total of 193,384 shares of the Company’s common stock. During the quarter ended June 30, 2018 the holder of the original note converted $10,030 of the note’s principal balance into total of 62,015 shares of the Company’s common stock. During the quarter ended September 30, 2018 the holder of the original note converted $2,200 of the note’s principal balance into total of 69,439 shares of the Company’s common stock. During the quarter ended December 31, 2018 the holder of the original note converted $10,640 of the note’s principal balance and $1,312 of accrued interest into total of 148,545 shares of the Company’s common stock. During the quarter-ended March 31, 2019 the noteholder converted $21,125 in principal and $2,977 in accrued interest into 1,249,684 shares of common stock. The principal balance remaining on this convertible note is $11,535 as of March 31, 2019. During the quarter-ended June 30, 2019 the noteholder converted the remaining $11,535 in principal and $3,609 in accrued interest into 488,866 shares of common stock. There $-0- in principal balance left on the note as of September 30, 2019.

Convertible Notes Payable - JR (5%) to CB 8%

On August 2, 2017 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $50,000. The note matures on August 2, 2018 and bears interest at 5%. The note holder has the right at any time on or after the day that is six months from August 2, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock at a fixed price of .003 per share. The embedded derivative on the note was valued and bifurcated effective October 1, 2018. During the quarter ended December 31, 2018, $4,500 in principal on this note was satisfied by the noteholder converting such amount into 150,000 shares of the Company’s common stock. During the quarter-ended March 31, 2019 the noteholder converted $3,300 in principal balance into 200,000 shares of the Company’s common stock. The remaining principal balance outstanding on the note is $42,200 as of March 31, 2018. During the quarter-ended June 30, 2019 the noteholder converted $6,000 in principal balance into 333,333 shares of the Company’s common stock. The remaining principal balance outstanding on the note is $36,200 as of June 30, 2018.

On July 22, 2019, the above referenced note was sold by the original noteholder (JR) to another investor (CB). The Company issued a replacement note in the amount of $41,125 which pays interest at the rate of 8% per annum and matures January 19, 2021. The new principal amount included the remaining principal amount from the original note and accrued interest on the original note through the date of sale. During the quarter ended Se+A322ptember 30, 2019 the new noteholder (CB) converted $19,886 in principal into 2,380,599 shares of the Company’s common stock. The remaining principal balance outstanding on this note is $21,239 as of September 30, 2018.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Convertible Notes Payable - MLM (10%)

As more fully described in Note 1 to the financial statements, on March 8th 2016 (with an effective date of October 1, 2015), the company, through its sole wholly-owned subsidiary (“Licensee”), entered into a Product and Know-How License Agreement (“Agreement”) with a Florida Corporation (“Licensor”) which is owned by a related party - the son of the Company’s CEO. The consideration for the licensing agreement consisted of the issuance of 25,000 Series B Preferred stock shares to the Licensor (at par) plus a $150,000 promissory note issued by the Company to the licensor. During the quarter-ended June 30, 2017, $18,986 in accrued interest was satisfied through the issuance of 17,273 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with it’s embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock leaving a balance on the note of $133,750 at December 31, 2017. During the year ended December 31, 2018 the Company made cash paydowns to the noteholder in the total amount of $32,550. In addition, $30,195 in principal balance on the note was converted into 495,000 shares of the Company’s common stock. The ending principal balance on this note at December 31, 2018 is $51,005 to the original noteholder. During the year-ended December 31, 2018 the unrelated third-party noteholder converted $3,350 in principal balance into 120,000 shares of the Company’s common stock thereby leaving a principal balance to this unrelated noteholder in the amount of $16,650. During the quarter-ended March 31, 2019 the Company made principal paydowns in the amount of $5,700 to the original noteholder and the original noteholder converted $3,800 in principal balance into 200,000 shares of the Company’s common stock. The ending principal balance on this note at March 31, 2019 is $41,505 to the original noteholder and $16,650 to the unrelated third-party noteholder. During the quarter-ended June 30, 2019 the Company made principal paydowns in the amount of $2,700 to the original noteholder and the original noteholder converted $13,580 in principal balance into 580,000 shares of the Company’s common stock. The ending principal balance on this note at June 30, 2019 is $25,225 to the original noteholder and $16,650 to the unrelated third-party noteholder. During the quarter-ended September 30, 2019 there were $24,310 in conversions to common stock by the original noteholder. The principal balance on this note as of September 30, 2019 is $915 to the original noteholder and $16,650 in principal balance to the new unrelated third-party noteholder.

Convertible Notes Payable - LG (8%) (Notes 5 & 6)

On January 25, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $78,750. The note matures on January 25, 2019 and bears interest at 8%. The note holder has has the right at any time on or after the day that is six months from January 25, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $78,750 is outstanding as of September 30, 2019.

On June 4, 2018 the Company issued a convertible note payable (promissory note) to an investor in the principal amount of $52,500. The note matures on June 4, 2019 and bears interest at 8%. The note holder has has the right at any time on or after the day that is six months from June 4, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $52,500 is outstanding as of September 30, 2019.

Convertible Notes Payable - PULG (8%) (Notes 1 & 2)

On October 1, 2018 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 1) to an investor in the principal amount of $58,000. The note matures on April 1, 2020 and bears interest at 8%. The note holder has has the right at any time on or after the day that is six months from October 1, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. During the quarter ended June 30, 2019 the noteholder converted the entire $58,000 principal balance into 1,649,537 shares of common stock. There is no principal balance outstanding as of September 30, 2019 on this note..

On November 19, 2018 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 2) to an investor in the principal amount of $65,000. The note matures on May 19, 2020 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from November 19, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. During the quarter-ended June 30, 2019 the noteholder converted $57,900 of principal balance into 2,380,451 shares of common stock. The Company then paid $13,736 to retire the remaining $7,100 in principal balance along with $2,740 in accrued interest thereby recognizing $3,896 in gain on the debt extinguishment. There is no principal balance outstanding as of September 30, 2019 on this note.

Convertible Notes Payable - PULG (8%) (Notes 3, 4 & 5)

On January 24, 2019 the Company issued a convertible note payable (convertible promissory note PULG (12%) Note 3) to an investor in the principal amount of $43,000. The note matures on May 24, 2020 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from January 24, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. During the quarter-ended September 30, 2019 the noteholder converted the entire $43,000 principal balance into 4,153,110 shares of common stock. There is no principal balance outstanding as of September 30, 2019 on this note.

On February 4, 2019 the Company issued a convertible note payable (convertible promissory note PULG (12%) Note 4) to an investor in the principal amount of $38,000. The note matures on November 30, 2019 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from February 4, 2019, 2018 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. During the quarter-ended September 30, 2019 the noteholder converted the entire $38,000 principal balance into 3,644,299 shares of common stock. There is no principal balance outstanding as of September 30, 2019 on this note.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

On March 26, 2019 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 5) to an investor in the principal amount of $43,000. The note matures on September 21, 2020 and bears interest at 8%. The note holder has has the right at any time on or after the day that is six months from March 26, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. During the quarter-ended September 30, 2019 the noteholder converted $10,700 principal balance into 1,646,154 shares of common stock. There is $32,300 in principal balance outstanding as of September 30, 2019 on this note.

Convertible Notes Payable - BR (12%) (Note 1)

On February 25, 2019 the Company issued a convertible note payable (convertible promissory note BR (12%) Note 1) to an investor in the principal amount of $65,000. The note matures on February 25, 2020 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from February 25, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. During the quarter-ended September 30, 2019 the noteholder converted $26,000 principal balance into 2,852,215 shares of common stock. There is $39,000 in principal balance outstanding as of September 30, 2019 on this note.

Convertible Notes Payable - CB (8%) (Note 1)

On February 27, 2019 the Company issued a convertible note payable (convertible promissory note CB (8%) Note 2) to an investor in the principal amount of $51,500. The note matures on August 20, 2020 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from February 27, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $51,500 is outstanding as of September 30, 2019.

Convertible Notes Payable - GS (8%) (Note 1)

On February 20, 2019 the Company issued a convertible note payable (convertible promissory note GS (8%) Note 1) to an investor in the principal amount of $54,000. The note matures on August 20, 2020 and bears interest at 8%. The note holder has the right at any time after issuance to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. During the quarter-ended September 30, 2019 the noteholder converted $22,748 principal balance into 3,140,112 shares of common stock. There is $31,252 in principal balance outstanding as of September 30, 2019 on this note.

Convertible Notes Payable - PULG (8%) (Notes 6 & 7)

On April 24, 2019 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 6) to an investor in the principal amount of $58,000. The note matures on October 24, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from April 24, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $58,000 is outstanding as of September 30, 2019.

On June 11, 2019 the Company issued a convertible note payable (convertible promissory note PULG (8%) Note 7) to an investor in the principal amount of $43,000. The note matures on December 11, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from June 11, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $43,000 is outstanding as of September 30, 2019.

Convertible Notes Payable - CB (8%) (Note 2)

On May 24, 2019 the Company issued a convertible note payable (convertible promissory note CB (8%) Note 2) to an investor in the principal amount of $51,500. The note matures on November 24, 2019 and bears interest at 8%. The note holder has the right at any time on or after the day that is six months from May 24, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $51,500 is outstanding as of September 30, 2019.

Convertible Notes Payable - PULG (12%) (Notes 8, 9 & 10)

On July 11, 2019 the Company issued a convertible note payable (convertible promissory note PULG (12%) Note 8) to an investor in the principal amount of $33,000. The note matures on January 11, 2021 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from July 11, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $33,000 is outstanding as of September 30, 2019.

On August 21, 2019 the Company issued a convertible note payable (convertible promissory note PULG (12%) Note 10) to an investor in the principal amount of $45,000. The note matures on February 28, 2021 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from August 21, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $45,000 is outstanding as of September 30, 2019.

On August 28, 2019 the Company issued a convertible note payable (convertible promissory note PULG (12%) Note 9) to an investor in the principal amount of $38,000. The note matures on February 21, 2021 and bears interest at 12%. The note holder has the right at any time on or after the day that is six months from August 28, 2019 to convert any part or all of the outstanding unpaid principal balance into shares of the Company’s common stock. The entire principal balance of $38,000 is outstanding as of September 30, 2019.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

The Company’s convertible notes payable, other notes payable, and the related derivative liabilities, derivative discount, deferred financing costs and original-issue discount are presented in the financial statements at September 30, 2019 as follows:

	Remaining	Original		Deferred	Total Convertible
9/30/2019	Principal	Issue	Derivative	Financing	Notes	Derivative
Debt	Amount	Discount	Discount	Costs	Payable	Liability

Note Payable - BS	$125				$125
Note Payable - SF	60				60
Note Payable - SD	15,000				15,000
Note Payable - NW	715				715
Note Payable - MC #2	890				890
Note Payable - KinerjaPay	15,000				15,000
Convertible Note Payable - JR to CB (5%)	21,239		(20,687)		552	27,382
Convertible Note Payable - HG (10%)	16,650				16,650	-
Convertible Note Payable - LGC (8%) 2	52,500		-		52,500	46,438
Convertible Note Payable - LGC (8%) 3	125,000		-	-	125,000	58,802
Convertible Note Payable - LGC (8%) 4	125,000		-	-	125,000	89,963
Convertible Note Payable - MLM (10%) (Related party)	915		-		915	72,810
Convertible Note Payable - LGC (8%) 5	78,750			-	78,750	55,608
Convertible Note Payable - LGC (8%) 6	34,440		-		34,440	1,590
Convertible Notes Payable- PULG (8%) 3	43,000		(6,375)	(1,469)	35,156	14,150
Convertible Notes Payable- PULG (8%) 5	32,300		(31,091)	(2,399)	(1,190)	30,918
Convertible Notes Payable- BR (12%) 1	39,000		(9,024)	(2,041)	27,935	29,580
Convertible Notes Payable- CB (8%) 1	51,500	(3,044)	(50,642)	(913)	(3,099)	67,927
Convertible Notes Payable- GS (8%) 1	31,252		(29,297)	-	1,955	40,652
Convertible Notes Payable- CB (8%) 2	51,500	(3,830)	(38,835)	(1,149)	7,686	27,172
Convertible Notes Payable- PULG (8%) 7	58,000		(6,775)	(2,131)	49,094	15,149
Convertible Notes Payable- PULG (12%) 8	33,000		(31,475)	(2,553)	(1,028)	40,072
Convertible Notes Payable- PULG (12%) 9	38,000		(37,776)	(2,815)	(2,591)	45,348
Convertible Notes Payable- PULG (12%) 10	45,000		(44,131)	(2,776)	(1,907)	53,925

	$908,836	$(6,874)	$(306,108)	$(18,246)	$577,608	$717,486

As of September 30, 2019, the convertible notes payable can be converted into approximately 267,399,300 shares of common stock.

Note 6. DERIVATIVES AND FAIR VALUE INSTRUMENTS

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016, the 9% Convertible Note payable issued October 1, 2016 the 8% Convertible Notes Payable issued January 25, 2018 and June 4, 2018, the 8% convertible notes payable issued October 1, 2018 and November 19, 2018, the 8% convertible notes payable issued February 20, 2019 and February 27, 2019, March 26, 2019, April 26, 2019, May 4, 2019, June 11, 2019 and to the 12% convertible notes payable issued January 28, 2019, February 6, 2019, February 25, 2019, July 11, 2019, August 21, 2019 and August 28, 2019. Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date. The Company records the fair value of the Convertible Notes Payable and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Change in Fair Value - derivatives.” These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

September 30, 2019 (unaudited)

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

The Company’s Level 3 financial liabilities consist of the 5% Convertible Notes Payable issued June 12th 2015 and the 8% Convertible Note payable issued June 25th 2015 and for the 8% Convertible Notes Payable issued January 7, 2016 and March 7, 2016 and May 1, 2017 and June 2, 2017 and July 10, 2017 and August 15, 2017, the 9% Convertible Note payable issued October 1, 2016, The 8% Convertible note payable issued January 25, 2018, the 8% Convertible note payable issued June 4, 2018 and the 8% convertible notes payable issued October 1, 2018 and November 19, 2018, the 8% convertible notes payable issued February 20, 2019 and February 27, 2019, March 26, 2019, April 26, 2019, May 4, 2019, June 11, 2019 and to the 12% convertible  notes payable issued January 28, 2019, February 6, 2019, February 25, 2019, July 11, 2019, August 21, 2019 and August 28, 2019 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and September 30, 2019. The primary assumptions include: projected annual volatility of 260% to 346%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of September 30, 2019 the Company’s derivative financial instruments included:

1)	Embedded derivatives associated with certain of the Company’s unsecured convertible notes payable. The Company’s 5% convertible notes payable and 8% convertible notes payable and 9% convertible note payable and 12% note payable issued to unrelated investors is a hybrid instrument, which warrants separate accounting as a derivative instrument. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the Derivative Liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes Payable. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes. The embedded derivative feature includes the conversion feature within the notes and an early redemption option. The compound embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

The 5% Convertible Note Payable and the 8% Convertible Notes Payable, the 9% convertible note payable and the 12% convertible notes payable are valued at September 30, 2019. The following assumptions were used for the valuation of the embedded derivative:

-	The stock prices in the range $0.00900 to $0.04200 in this period (basis for the variable conversion prices) would fluctuate with the Company projected volatility;

-	An event of default for the Convertible Note would occur 0% of the time, increasing 1.00% per month to a maximum of 5.0%;

-	Alternative financing for the Convertible Note would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

-	Capital raising events (a single financing at 1 month from the valuation date) was previously a factor for the VV Note but are no longer projected. The full reset events projected to occur based on future stock issuance (single event) result in a reset exercise price.

-	The monthly trading volume would average $225,000 (rounded) as of 9/30/19 and would increase at 5% per month; ownership limits conversion across LG’s notes based on 4.99% with shares outstanding increasing monthly by 1%.

-	The variable conversion price of 45% to 65% over 3 to 20 trading days would have effective rates of 44.21% to 60.01%;

-	The Note Holders would automatically convert the notes early (and not hold to maturity) with variable conversion prices and full ratchet resets if the registration was effective and not in default;

-	The projected annual volatility for each valuation period was based on the historical volatility of the Company in the range 180% to 343%.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

The Company’s derivative liabilities on convertible notes payable are presented at market value in the financial statements at September 30, 2019 as follows:

			Derivative	Quarter Ended	Quarter Ended	Ended March 31,	Derivative	Quarter Ended	Quarter Ended	Ended June 30,	Derivative	Quarter Ended	Quarter Ended	Ended September 30,	Derivative
	Derivative		Valuation	March 31,	March 31,	2019	Valuation	June 30,	June 30,	2019	Valuation	September 30,	September 30,	2019	Valuation
9/30/2019	Treatment	Maturity	December 31,	2019	2019	Mark-to-	March 31,	2019	2019	Mark-to-	June 30	2019	2019	Mark-to-	September 30,
Convertible Note	Date	Date	2018	Issuances	Conversions	Market	2019	Issuances	Conversions	Market	2019	Issuances	Conversions	Market	2019

5 % Convertible Note- Payable - issued 6/12/2015	4/12/2016	1/7/2017	$1,431		$-	(1,431)	$-				$-				$-

8% Convertible Notes Payable- issued May 1, 2016	10/28/2017	5/1/2018	$15,356		$(21,462)	18,890	$12,784		$(13,240)	456	$-				$-

8% Convertible Notes Payable- issued June 7, 2016	12/4/2017	6/7/2018	$22,808			36,386	$59,194		$(28,559)	13,749	$44,384		$(57,314)	45,579	$32,649

10% Convertible Notes Payable- issued March 8, 2016	9/15/2017	9/8/2018	$28,741		$(17,244)	60,574	$72,071		$(37,204)	18,723	$53,590			19,220	$72,810

8% Convertible Notes Payable- issued August 15, 2017	4/1/2018	8/15/2018	$22,673			$36,370	$59,043			(12,796)	$46,247			12,578	$58,825

8% Convertible Notes Payable- issued July 10, 2017	4/1/2018	7/10/2018	$22,743			$36,379	$59,122			(12,817)	$46,305			12,576	$58,881

8% Convertible Notes Payable- issued January 25, 2018	4/1/2018	1/25/2019	$8,354			$46,302	$54,656			(11,715)	$42,941			12,667	$55,608

8% Convertible Notes Payable- issued June 4, 2017	6/4/2018	6/4/2018	$16,972			$12,760	$29,732			11,394	$41,126			5,312	$46,438

5% Convertible Notes Payable- issued August 2, 2017	10/1/2018	8/2/2020	$51,639		$(4,990)	$22,429	$69,078		$(8,344)	(7,195)	$53,539	-	$(52,376)	(1,163)	$-

8% Convertible Notes Payable- issued October 1, 2018	10/1/2018	4/1/2020	$36,818			$32,844	$69,662		$(83,311)	13,649	$-				$-

8% Convertible Notes Payable- issued November 19, 2018	11/19/2018	5/19/2020	$35,933			$41,365	$77,298		$(64,824)	(12,474)	$-				$-

12% Convertible Notes Payable- issued January 28, 2019	1/28/2019	5/24/2020	$-	26,634		$31,232	$57,866			(14,648)	$43,218		$(49,948)	6,730	$-

12% Convertible Notes Payable- issued February 6, 2019	2/6/2019	11/30/2019	$-	31,746		$11,562	$43,308			(12,068)	$31,240		$(45,134)	13,894	$-

8% Convertible Notes Payable- issued February 25, 2019	2/20/2019	8/20/2020	$-	74,826		$8,599	$83,425			(19,103)	$64,322		$(29,489)	5,819	$40,652

12% Convertible Notes Payable- issued February 25, 2019	2/25/2019	2/25/2020	$-	34,811		$35,535	$70,346			(20,023)	$50,323		$(35,879)	15,136	$29,580

8% Convertible Notes Payable- issued February 27, 2019	2/27/2019	8/27/2020	$-	75,013		$3,962	$78,975			(17,305)	$61,670			6,257	$67,927

8% Convertible Notes Payable- issued March 26, 2019	3/26/2019	9/21/2020	$-	46,775		3,368	$50,143			(12,669)	$37,474		$(10,176)	3,620	$30,918

8% Convertible Notes Payable- issued April 24, 2019	4/24/2019	10/24/2019	$-				$-	22,463		(9,600)	$12,863			2,286	$15,149

8% Convertible Notes Payable- issued May 24, 2019	5/24/2019	11/24/2019	$-				$-	58,020		(14,130)	$43,890			(16,718)	$27,172

8% Convertible Notes Payable- issued June 11, 2019	6/11/2019	12/11/2019	$-				$-	11,440		421	$11,861			2,289	$14,150

12% Convertible Notes Payable- issued July 11, 2019	7/11/2019	1/11/2021	$-									34,607		5,465	$40,072

12% Convertible Notes Payable- issued August 21, 2019	8/21/2019	2/21/2021	$-									57,207		(3,282)	$53,925

12% Convertible Notes Payable- issued August 28, 2019	8/28/2019	2/28/2021	$-									48,047		(2,699)	$45,348

5% Note Amended/Assigned from August 12, 2017 -New Note 8%	7/22/2019	1/18/2020	$-									46,443	$(26,012)	6,951	$27,382

			$263,468	$289,805	$(43,696)	$437,126	$946,703	$91,923	$(235,482)	$(118,151)	$684,993	$186,304	$(306,328)	$152,517	$717,486

The Company’s mark-to-market fair value adjustment ((income)/expense) for the nine months ended September 30, 2019 totaled $471,492

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

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

The Company has authorized 4,000,000,000 shares of common stock with a par value of $0.0001 per share. Effective September 19, 2017, the Company amended its Articles of Incorporation to increase its authorized Common Stock to 4,000,000,000 shares. There were 46,331,339 and 3,482,840 shares of common stock issued and outstanding at September 30, 2019 and December 31, 2018, respectively.

The Company has authorized 1,000,000 shares of Series A preferred stock with a par value of $0.0001 per share. At September 30, 2019 and December 31, 2018, there were 500,000 shares of Series A preferred stock issued and outstanding respectively. The preferred stock has preferential voting rights of 2,000 votes per outstanding share.

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

During the quarter-ended December 31, 2018 the company issued 177 shares of Series C Convertible Preferred Stock for services provided to the company by various professionals. As of December 31, 2018, there are 177 shares issued and outstanding with a stated value of $17,700 and par value of $-0-. The preferred shares issued to professionals for their services were valued, in total, at $204,212 based upon a valuation using the underlying convertible feature of the company’s common stock and a Black-Scholes calculation methodology.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Expected volatility	335.45%
Expected life	0.5
Risk free interest rate	2.46%
Dividend yield	0.00%

During the quarter-ended September 30, 2019 the company issued 23 shares of Series C Convertible Preferred Stock for services provided to the company by various professionals. The preferred shares issued to professionals for their services were valued, in total, at $11,809 based upon a valuation using the underlying convertible feature of the company’s common stock and a Black-Scholes calculation methodology.

Expected volatility	249.57% to 255.70%
Expected life	0.5
Risk free interest rate	1.87% to 2.10%
Dividend yield	0.00%

During the quarter-ended September 30, 2019 there were two conversions of a total of 53 shares of Series C preferred stock into 1,325,000 shares of the Company’s common stock.

As of September 30, 2019, there are a total of 308 shares Series C Convertible Preferred Stock issued and outstanding with a stated value of $30,800 and par value of $-0-.

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

During the quarter ended September 30, 2019, the Company issued an aggregate 2,050,000 shares of common stock at prices ranging from $0.0102 to $0.0185 per share for services provided to the Company.

During the quarter ended September 30, 2019, the Company issued an aggregate 29,514,464 shares of common stock at prices ranging from $0.005394 to $0.0190 per share as partial conversion of notes.

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

Note 8. COMMITMENTS AND CONTINGENCIES

The Company currently has three office locations. It rents offices on a month-to-month basis from the Company’s President and stockholder for $525 per month which amounted to $1,575 for the quarter-ended September 30, 2019 and 2018 respectively. The Company also has ready-to-go office space available to be used for meetings etc. at a nominal cost of approximately $100 per month with no commitment. The cost of this space for the quarter-ended September 30, 2019 and 2018 was $300. These two aforementioned commitments meet the definition of a “short-term lease” under ASC 842.20.25.2 (generally less than 12 months in duration) and therefore, the company has elected an accounting policy to not to apply the recognition requirements under ASC 842 and instead recognizes these lease payments on a straight line basis.

Total rent expense for the nine months-ended September 30, 2018 was $18,866 and was $1,249 for the nine months-ended September 30, 2019.

The following are the minimum required lease payments for the remainder of the lease term for the one operating lease (see below) under ASC 842

2019	$4,650
2020	24,600
2021	4,100

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

The required disclosures for the quarter-ended September 30, 2019 are as follows:

Lease Cost:
Operating lease cost	$15,700
Other Lease Information:
Cash paid for amounts in lease liabilities	$13,950
Operating cash flows from operating leases	$13,950
Right-of-use assets obtained in exchange for new operating lease liabilities	$41,382
Weighted-average remaining lease term-operating leases	1.42 years
Weighted-average discount rate--operating leases	8.00%

OTHER COMMITMENTS

The Company has a consulting agreement with Carbeau LLC with the following provisions:

●	To provide business development, financial, industry analysis and other related services.

●	The agreement is for a term of 12 months commencing August 25, 2019.

●	The agreement requires the remaining compensation of 150,000 shares of the Company’s common stock to be issued between January and July of 2020.

The Company has a distribution agreement with Dr. Ronald L. Rubin where upon any sales generated by him, he will receive the following commissions:

●	20% for direct sales

●	5% for any sale that he oversees that involves another sales person

●	5% for any sales related to a distribution agreement.

●	He is to be issued 1 Series C Preferred share or 25,000 common shares per month

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

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

The Company’s deferred tax asset consists primarily of carryforward net operating losses (NOLs). The Company believes that, at this time, it is more likely than not that the benefit of the NOLs will not be realized. As of September 30, 2019, the Company had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes and has therefore recorded a full valuation allowance.

Note 10. RELATED PARTY TRANSACTIONS

As more fully described in Notes 3 and 4 to the Consolidated Financial Statements, the Company owed the following amounts to related parties as of the following:

	September 30,	December 31,
	2019	2018
Due to Related Party	$8,921	$8,921
Due to officer/stockholder	8,955	8,955
Due to other stockholders	1,100	3,100
Total Related Party Obligations	$18,976	$20,976

The company has entered into an employment agreement with its Chief Executive Officer (CEO). The agreement provides for base compensation, annual bonus, benefits, vacation and reimbursements. Under this agreement, the current base compensation of the Company’s CEO is $150,000 per annum. Prior CEO employment agreements accrued $100,000 in annual salary for the years ended December 31, 2015 and 2014. In mid-year 2016 the Company commenced payroll and is paying the CEO for current wages in this manner. As of September 30, 2019, the company owes accrued compensation to it’s CEO in the amount of $391,766.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

As more fully described in Note 1 and Note 5 to the financial statements, $18,986 in accrued interest on the $150,000 note was satisfied through the issuance of 17,273 shares of the Company’s common stock. On September 15, 2017 the Note was amended to include provisions to allow conversion of the Note into common stock of the Company. At such time the Note was valued with its embedded derivative and discount. On September 25, 2017, $16,250 in principal on this note was satisfied by the conversion into 25,000 shares of the Company’s common stock. During the quarter ended March 31, 2018, $15,000 in principal on this note was satisfied by the conversion into 60,000 shares of the Company’s common stock. During the quarter ended June 30, 2018, $7,500 in principal on this note was satisfied by the conversion into 30,000 shares of the Company’s common stock. During the quarter ended June 30, 2018 the original related-party noteholder sold $20,000 in principal on this note to an unrelated third-party investor thereby leaving $80,250 in principal balance due to the related party original noteholder and $20,000 in principal due to the unrelated third-party investor. During the year ended December 31, 2018 the Company made cash paydowns to the noteholder in the total amount of $32,550. In addition, $30,195 in principal balance on the note was converted into 495,000 shares of the Company’s common stock. The ending principal balance on this note at December 31, 2018 is $51,005 to the original noteholder. During the year-ended December 31, 2018 the unrelated third-party noteholder converted $3,350 in principal balance into 120,000 shares of the Company’s common stock thereby leaving a principal balance to this unrelated noteholder in the amount of $16,650. During the quarter-ended March 31, 2019 the Company made cash paydowns to the noteholder in the total amount of $5,700. In addition, $3,800 in principal balance on the note was converted into 200,000 shares of the Company’s common stock. The remaining principal balance to the original noteholder is $41,505 as of March 31, 2019 and is $16,650 to the third-party unrelated noteholder at the same date. During the quarter-ended June 30, 2019 the Company made principal paydowns in the amount of $2,700 to the original noteholder and the original noteholder converted $13,580 in principal balance into 580,000 shares of the Company’s common stock. During the quarter-ended September 30, 2019 there were $24,310 in conversions to common stock by the original noteholder. The principal balance on this note as of September 30, 2019 is $915 to the original noteholder and $16,650 in principal balance to the new unrelated third-party noteholder.

Note 11. BASIS OF REPORTING - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $6,272,127 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plans to raise additional capital from the sale of stock and to receive additional financing and to commence sales of its flagship product and create revenue. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern. Management believes the Company’s present cash and cash equivalents will not enable it to meet its obligations for twelve months from the date these financial statements are available to be issued unless the Company received additional funding.

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

During the quarter ended March 31, 2017, the Company issued from the Plan a total of 27,100 shares of common stock to non-employees for services rendered. As of March 31, 2017, there is a balance of -0- shares available for future issuance under the Medifirst Solutions, Inc. 2016 Equity Incentive Plan.

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

Medifirst Solutions, Inc.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

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

During the quarter ended September 30, 2019, 800,000 shares were issued from the 2019 Plan and therefore as of September 30, 2019 there is a balance of 3,923,000 shares available for future issuance under the Medifirst Solutions, Inc. 2019 Equity Incentive Plan.

Note 13. SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2019 the Company issued an aggregate 54,778,002 shares of Common Stock upon conversions of an aggregate principal amount equal to $141,088 outstanding convertible promissory notes and $10,273 in accrued interest.

Subsequent to the quarter ended September 30, 2019 the Company issued 60 shares of Series C preferred stock for consulting services. Such Series C preferred shares are convertible into an aggregate 1,500,000 shares of the Company’s common stock

Pursuant to a signed Securities Purchase Agreement dated October 16, 2019 with an investor to issue a convertible promissory note in the amount of $41,000, the Company received cash funding on October 21, 2019. The note pays 12% interest per annum and matures on April16, 2021. After six months from the date of the note, the investor may convert the principal balance into common stock of the Company.

Pursuant to a signed Securities Purchase Agreement dated November 13, 2019 with an investor to issue a convertible promissory note in the amount of $27,000. The Company expects to receive cash funding within days. The note pays 8% interest per annum and matures on November 20, 2020. After six months from the date of the note, the investor may convert the principal balance into common stock of the Company.

Subsequent to the quarter ended September 30, 2019 the Company issued 4,000,000 shares of common stock for consulting services.

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

Plan of Operation

Medifirst Solutions, Inc. (“Medifirst” and the “Company”) was incorporated in Nevada in November 2010. Our principal executive office is located at 4400 U.S. 9 South, Suite 1000, Freehold NJ, 07726, and our telephone number is (732) 786-8044. Our website address is www.medifirstsolutions.com. The Company began as a development stage company focused on developing products within the healthcare market for both consumer and professional applications. Medifirst has had several different products and related distribution and sales services which include: Light Therapy for therapeutic healthcare. In 2015, the Company made a strategic decision to add laser technology to its health and wellness division and discontinue its efforts with other products and divisions. Management believed that it was in the best interest of the Company and its shareholders to narrow its focus and business to developing its laser technology, which lasers are expected to target professionals that treat pain and inflammation, as well as cosmetic and skincare related conditions. In connection with the changed focus, the Company began to develop a product that if successfully cleared by the U.S. Food and Drug Administration (“FDA”), would be the first in a series of proprietary medical devices for the Company. The Company entered into an exclusive manufacturing agreement to produce what is now its hand-held mobile laser system known as “The Time Machine Program” for which the Company purchased the registered trademark. Furthermore, the Company purchased inventory from the developer of the lasers.

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

In November of 2018, Medifirst announced that it launched USA Pharma Corporation (“USA Pharma”), its division for cannabidiol (“CBD”) distribution, sales and products, and that it completed an agreement with Dr. Gupta Pharma LLC to exclusively distribute their line of premium CBD oils in New Jersey and non-exclusively in all other states. We do not believe that Dr. Gupta has completed his CBD products for marketing and sales. Accordingly, on August 19, 2019, we sent Dr. Gupta a notice of termination of our relationship and distribution agreement with Dr. Gupta Pharma LLC because of the indefinite delays regarding developing his line of CBD. Thereafter, Medifirst developed its own line of CBD products under the “USA Premium” brand name. With the FDA considering regulations that could affect the CBD industry and market, we are still in the due diligence stage and have not yet formed a firm business plan and rollout for our planned products.

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

Recent Developments

We recently became aware that a major healthcare provider has recently approved laser therapy billing for the treatment of Oral Mucositis. The term Photobiomodulation (the science behind our laser), we believe, is starting to become recognized as mainstream in medicine. Accordingly, health insurance providers and medical organizations seem to be updating their policies and stating that (Low Light Laser Therapy, LLLT) laser treatments are accepted for Oral Mucositis. Medifirst recently announced a new expansion and direction for its Time Machine Therapeutic Laser for the application of Photobiomodulation (PBM) to treat a side effect of cancer therapy called Oral Mucositis. This would involve adding a new claim and a new name for the laser treatment program via an FDA pre-submission application to supplement the previously FDA 510(k) cleared Time Machine TTML-8102000 Laser Thermal Therapeutic Device. Dr. Ronald L. Rubin DMD, an Oral & Maxillofacial Surgeon and the Medifirst Medical Director, will conduct a related study in his Florida practice. Dr. Rubin, a Specialist in Head and Neck Cancer (he was granted an American Cancer Society Fellowship in Head and Neck Cancer at the Tufts-New England Medical Center in Boston), will be setting up an Institutional Review Board study for the treatment protocols and will guide any universities that join the study with the administering the treatment protocols and over-seeing the clinical review.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenues

During the three months ended September 30, 2019 and 2018, the Company’s revenue from the sale of its products was equal to $-0- and $-0- respectively. The Company is still in developmental stage and does not generate significant revenue. In addition, the Company has $11,500 in consulting revenue for the quarter ended September 30, 2018 derived from its CCRx division.

Expenses

For the three months ended September 30, 2019 and 2018, expenses were $173,341 and $148,588, respectively. The reason for the increase in expenses was primarily due to substantial increases in: consulting fees. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal, Accounting, Consulting and Professional Fees

For the three months ended September 30, 2019 and 2018, professional fees were $28.722 and $22,884, respectively. The increase was due to added professional fees incurred during the quarter.

Other Income/(Expense)

For the three months ended September 30, 2019 and 2018, other income was $19,592 and $382,023, respectively, and other expenses were ($372,813) and ($285,047), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, gain on extinguishment of debt, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization

Net Income/(Loss)

For the three months ended September 30, 2019 and 2018, the Company had a net loss of ($526,562) and ($40,112).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenues

During the nine months ended September 30, 2019 and 2018, the Company’s revenue from the sale of its products was equal to $24,325 and $4,550, respectively. The Company is still in developmental stage and does not generate significant revenue. In addition, the Company has $27,355 and $11,500 in consulting revenue for the nine months ended September 30, 2019 and 2018 respectively, derived from its CCRx division.

Expenses

For the nine months ended September 30, 2019 and 2018, expenses were $611,635and $452,718 respectively. The reason for the increase in expenses was primarily due to substantial increases in consulting fees. These increases are in-line with the Company’s mission as they start to plan to enter the market with product.

Legal, Accounting, Consulting and Professional Fees

For the nine months ended September 30, 2019 and 2018, professional fees were $60,874 and $99,878, respectively. The decrease was due to reduced professional fees incurred during the quarter.

Other Income/(Expense)

For the nine months ended September 30, 2019 and 2018, other income was $38,825 and $241,921, respectively, and other expenses were ($1,015,062) and ($575,882), respectively. These changes were all due to the changes in fair value of derivatives for the quarter and interest expense on debt, gain on extinguishment of debt,, amortization of original issue discount, amortization of deferred financing costs and derivative discount amortization.

Net Income/(Loss)

For the nine months ended September 30, 2019 and 2018, the Company had a net loss of ($1,538,464) and ($771,008).

Liquidity and Capital Resources

Since incorporation, we have financed our operations through the private placement of our common stock to selected investors and periodic borrowings from our stockholders. At September 30, 2019 and December 31, 2018, our principal sources of liquidity included cash of $287,283 and $83,387, respectively.

As of September 30, 2019, we did not have any significant commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the 9-month period ended September 30, 2019, the Company issued 39,196,499 shares of Common Stock upon conversions of a principal amount equal to $1,014,532 of outstanding convertible promissory notes.

During the 9-month period ended September 30, 2019, the Company issued an aggregate of 1,077,000 shares of Common Stock for consulting services under its 2019 Equity Incentive Plan.

Subsequent to September 30, 2019, the Company issued 45,576,939 shares of Common Stock upon conversions of an aggregate principal amount of $126,298 of outstanding convertible promissory notes and $7,860 in accrued interest thereon.

Subsequent to September 30, 2019, the Company issued an aggregate of 60 shares of Series C Convertible Preferred Stock for services provided by various professionals.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

There have been no material changes to the procedures by which our security holders may recommend nominees to the board of directors.

Item 6. Exhibits.

10.1	Securities Purchase Agreement, dated August 21, 2019 (previously filed as an exhibit to Form 8-K on August 23, 2019 and incorporated herein by this reference)

10.2	12% Convertible Promissory Note due February 21, 2021 (previously filed as an exhibit to Form 8-K on August 23, 2019 and incorporated herein by this reference)

10.3	Securities Purchase Agreement, dated August 28, 2019 (previously filed as an exhibit to Form 8-K on August 23, 2019 and incorporated herein by this reference)

10.4	12% Convertible Promissory Note due February 28, 2021 (previously filed as an exhibit to Form 8-K on August 23, 2019 and incorporated herein by this reference)

31.1.	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Executive Officer and Principal Executive Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1.	Certification of the Chief Financial Officer and Principal Financial Officer Pursuant to 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

November 19, 2019	By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bruce Schoengood
Bruce Schoengood Chief Financial Officer
(Principal Financial Officer)